Form 10QSB
period 1995-09-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 1995-11-09
CIK 201529

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994


                  For the transition period.........to.........

                         Commission file number 0-8639


                     CONSOLIDATED CAPITAL GROWTH FUND

       (Exact name of small business issuer as specified in its charter)


         California                                      94-2382571
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
      Greenville, South Carolina                            29602
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number (803) 239-1000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  .  No      .





                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)                      CONSOLIDATED CAPITAL GROWTH FUND

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1995


 Assets
    Cash and cash equivalents                                        $ 5,087
    Securities available for sale                                          9
    Prepaid and other assets                                             955
    Investment properties:
       Land                                           $  4,610
       Buildings and related personal property          34,777
                                                        39,387
       Less accumulated depreciation                   (18,329)       21,058
                                                                     $27,109

 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Mortgage notes and interest payable                              $ 6,308
    Tenant security deposits                                             316
    Accrued taxes                                                        327
    Other liabilities                                                    914

 Partners' Capital (Deficit)
    General partners                                  $   (677)
    Limited partners (49,196 units
       issued and outstanding)                          19,921        19,244
                                                                     $27,109

[FN]
           See Accompanying Notes to Consolidated Financial Statements

b)                      CONSOLIDATED CAPITAL GROWTH FUND

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                        Three Months Ended         Nine Months Ended
                                           September 30,             September 30,
                                        1995          1994         1995         1994
 Revenues:
    Rental income                     $ 2,686       $ 3,456      $ 8,356     $ 10,124
    Interest and dividend income
       on investments                      53            89          199          249
          Total revenues                2,739         3,545        8,555       10,373

 Expenses:
    Operating                           1,527         2,118        4,417        5,879
    General and administrative            138           112          315          303
    Partnership management fees           123            --          613           --
    Depreciation                          462           750        1,392        2,279
    Interest                              160           410          534        1,277
          Total expenses                2,410         3,390        7,271        9,738

    Other income                           --            --           --           77
    Reorganization items                   --           (18)          --          (26)
    Gain on sale of investment
       property                            --            --        3,693           --
    Loss on disposal of property           --            --          (67)          --

    Income before extraordinary
       item                               329           137        4,910          686
    Extraordinary gain on
       troubled debt restructuring         --            --           --          555
    Extraordinary gain on early
       extinguishment of debt              --            --          121           --

          Net income                  $   329      $    137      $ 5,031     $  1,241

 Net income allocated
    to general partners (1%)          $     3      $      1      $    50     $     12
 Net income allocated
    to limited partners (99%)             326           136        4,981        1,229
                                      $   329      $    137      $ 5,031     $  1,241

 Per limited partnership unit:
    Income before extraordinary
       items                          $  6.62      $   2.76      $ 98.80     $  13.81
    Extraordinary gain on
       troubled debt restructuring         --            --           --        11.17
    Extraordinary gain on early
       extinguishment of debt              --            --         2.44           --

 Net income per limited
    partnership unit                  $  6.62      $   2.76      $101.24     $  24.98

[FN]

           See Accompanying Notes to Consolidated Financial Statements

c)                      CONSOLIDATED CAPITAL GROWTH FUND

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                      Limited
                                    Partnership     General     Limited
                                       Units        Partner     Partners        Total
 Original capital contributions       49,196       $      1    $  49,196     $  49,197
 Partners' capital (deficit) at
    December 31, 1994                 49,196       $   (653)   $  21,973     $  21,320
 Distributions                            --            (74)      (7,033)       (7,107)
 Net income for the nine months
    ended September 30, 1995              --             50        4,981         5,031
 Partners' capital (deficit) at
    September 30, 1995                49,196       $   (677)   $  19,921     $  19,244

[FN]

           See Accompanying Notes to Consolidated Financial Statements

d)                      CONSOLIDATED CAPITAL GROWTH FUND

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                        1995            1994
 Cash flows from operating activities:
    Net income                                       $  5,031         $ 1,241
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                     1,392           2,279
       Amortization of discounts and loan costs            23              34
       Gain on troubled debt restructuring                 --            (555)
       Gain on early extinguishment of debt              (121)             --
       Gain on sale of investment property             (3,693)             --
       Loss on disposal of property                        67              --
       Change in accounts:
        Prepaid and other assets                          (37)           (101)
        Interest payable                                   24             141
        Tenant security deposits                          (85)            (27)
        Accrued taxes                                      38             271
        Other liabilities                                 382             (51)
            Net cash provided by
                operating activities                    3,021           3,232

 Cash flows from investing activities:
    Property improvements and replacements               (806)           (496)
    Cash received from sale of securities
       available for sale                               4,441              --
    Cash used for purchase of securities                   --          (2,142)
    Proceeds from sale of investment property           7,966              --
    Principal receipts on note receivable                  --             760
            Net cash provided by (used in)
                investing activities                   11,601          (1,878)

 Cash flows from financing activities:
    Payments on mortgage notes payable                   (332)         (1,294)
    Repayment of mortgage notes payable                (4,850)             --
    Distributions paid                                 (7,107)             --
            Net cash used in financing
                activities                            (12,289)         (1,294)

 Net increase in cash and cash equivalents              2,333              60

 Cash and cash equivalents at beginning
    of period                                           2,754           2,188
 Cash and cash equivalents at end of period          $  5,087         $ 2,248
 Supplemental disclosure of cash flow
    information:

    Cash paid for interest                           $    487         $ 1,102


[FN]
           See Accompanying Notes to Consolidated Financial Statements

e)                      CONSOLIDATED CAPITAL GROWTH FUND

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995.
For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.


Note B - Related Party Transactions

   Consolidated Capital Growth Fund ("Partnership") paid property management fees based upon collected gross rental revenues for property management services for the nine month periods ended September 30, 1995, and September
30, 1994. For the nine months ended September 30, 1994, a portion of such property management fees were paid to Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, for day-to-day property management services and a portion was paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations. Affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner, assumed day-to-day management responsibilities for the Partnership's properties in late December 1994. Fees paid to affiliates of Insignia during the nine months ended September 30, 1995, and fees paid to Coventry and PSI during the nine months ended September 30, 1994, are reflected in the following table:


                                                  For the Nine Months Ended
                                                        September 30,
                                                   1995                1994
                                                        (in thousands)

    Property management fees                       $405                $388
    Partnership management fees                     613(1)               --


(1)The Limited Partnership Agreement ("Agreement") provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services.

Note B - Related Party Transactions - continued

   The Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with administration of Partnership activities. The General Partner and its current and former affiliates (including Coventry), received reimbursements as reflected in the following table:

                                                    For the Nine Months Ended
                                                           September 30,
                                                      1995            1994
                                                         (in thousands)


    Reimbursement for services of affiliates          $184             $142


   Reimbursements for services of affiliates increased during the nine months ended September 30, 1995, compared to the nine months ended September 30, 1994, due to increased expense reimbursements related to the combined efforts of the Dallas and Greenville offices during the transition period for the nine months ended September 30, 1995. These increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. The administrative expenses have decreased in the third quarter of 1995 as the transition efforts are now complete. As of September 30, 1995, the Partnership has accrued $13,654 in reimbursements to an affiliate of the General Partner relating to the potential refinancings of three of its investment properties.

   On July 1, 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note C - Chapter 11 Proceeding

   The note payable of approximately $6.5 million (including accrued interest) secured by the Forest Hills Apartments matured in November 1990. The General Partner was unable to obtain an extension and modification of the note's term from the lender. In the General Partner's opinion, the lender's mortgage note was fully secured by the estimated fair value of the property, and the Chapter 11 proceeding was the best alternative to maintain control of the property while pursuing debt modification negotiations with the lender and/or a sale of the property.

Note C   Chapter 11 Proceeding - continued

   During the first quarter of 1994, CCGF Associates filed a first amendment to the Plan of Reorganization with the Bankruptcy Court and in May 1994, the Plan of Reorganization was approved. The Partnership recognized a gain of approximately $555,000 on the early extinguishment and modification of indebtedness pursuant to the Plan of Reorganization.

Note D - Disposition of Real Estate

   On February 10, 1995, the General Partner, on behalf of the Partnership, executed a contract for the sale of Forest Hills Apartments for a gross sales price of $8.25 million. The Partnership realized a net gain of approximately $3.7 million on the sale after repayment of the related mortgage debt and other closing costs. The Partnership also realized an extraordinary gain of approximately $121,000 on early extinguishment of debt related to the sale of Forest Hills Apartments. Also, in October 1994, the U.S. Department of Housing and Urban Development ("HUD") foreclosed on the Ridgemar Square Apartments. The following table sets forth the statement of operations for each of these investment properties at September 30, 1994:

                               For the Three Months Ended  For the Nine Months Ended
                                  September 30, 1994           September 30, 1994

                                 Forest      Ridgemar        Forest       Ridgemar
                                 Hills       Square          Hills        Square
                               Apartments   Apartments     Apartments    Apartments
 Revenues:
    Rental income                $ 539         $ 385          $1,581      $1,141
    Interest income                  2             1               9           1
     Total revenues                541           386           1,590       1,142
 Expenses:
    Operating                      455           355           1,219         910
    General and
     administrative                  4             2               4          11
    Depreciation                   138           114             413         342
    Interest                        91           137             347         410
     Total expenses                688           608           1,983       1,673

 Reorganization items               (1)           --              (9)         --
 Loss before extraordinary
    item                          (148)           --            (402)       (531)

 Extraordinary gain on
    troubled debt restructuring     --            --             555          --
     Net (loss) income           $(148)        $(222)         $  153      $ (531)

Note E - Other Income

   In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and other affiliated partnerships' allowed claim at $11 million, in the aggregate. In March 1994, the Partnership received approximately $68,000 in cash, 1,233 shares of Southmark Corporation Redeemable Series A Preferred Stock, and 9,020 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of $9,075, representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:

                                                       Average
                                                      Occupancy

 Property                                          1995         1994

 Breckinridge Square
    Louisville, Kentucky                            92%          95%
 Churchill Park
    Louisville, Kentucky                            94%          92%
 The Lakes
    Raleigh, North Carolina                         93%          94%
 Tahoe Springs
    Miami, Florida                                  92%          93%


   The Partnership's net income for the nine months ended September 30, 1995, was $5,031,000 compared to $1,241,000 for the same period in 1994. The Partnership's net income for the three months ended September 30, 1995, was $329,000 compared to $137,000 for the same period in 1994. The increase in net income for the nine month period is primarily due to the recognition of a $3,693,000 gain on the sale of the Forest Hills Apartment complex. The increase in net income for the three month period ended September 30, 1995, as compared to the three month period ended September 30, 1994, is primarily due to the foreclosure of Ridgmar Square Apartments during the fourth quarter of 1994 and the sale of Forest Hills Apartments during the first quarter of 1995. Ridgmar Square and Forest Hills reported operating losses during the third quarter of 1994. Rental income has decreased for the three and nine month periods ended September 30, 1995, as a result of the sale of Forest Hills in February 1995, and the foreclosure on the Ridgemar Square Apartment complex. Interest and dividend income on investments decreased due to a decrease in securities available for sale in the three and nine months ended September 30, 1995, versus the three and nine months ended September 30, 1994. All securities available for sale except the Southmark stock was liquidated prior to March 31, 1995, to facilitate the $5,449,000 distribution paid to the limited partners in March 1995. (See further discussion below).

   In addition, operating, depreciation and interest expense decreased during the three and nine month periods ended September 30, 1995, as compared to the three and nine month periods ended September 30, 1994. The decreases in these items are the result of the disposition of Ridgemar Square Apartments and the Forest Hills Apartments. General and administrative expenses increased during the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, due to the payment of accrued penalties and interest on the 1993 taxes due for income generated by The Lakes. Partnership management fees of $613,000 were incurred in connection with the distributions to the limited partners. The Limited Partnership Agreement ("Agreement") provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. No such fee was incurred in the first nine months of 1994 as no distributions were made to the limited partners. Other income has decreased as a result of the receipt of approximately $77,000 in cash and stock in March 1994 as partial recovery of claims against Southmark Corporation's Chapter 11 bankruptcy proceeding which was included in other income for the nine months ended September 30, 1994. No additional judgements were granted on the Partnership's claims in 1995. The loss on disposal of property was the result of roof write-offs at three of the investment properties due to ongoing roof repairs. The extraordinary gain on early extinguishment of debt is the result of a partial forgiveness of debt by the mortgage holder at the time the Forest Hills Apartment complex was sold.

   As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

   At September 30, 1995, the Partnership had cash of $5,087,000 versus $2,248,000 for the corresponding period of 1994. Net cash provided by operating activities decreased primarily due to a decrease in depreciation expense which resulted from the sale of two investment properties. Additionally, cash provided by operating activities decreased as a result of the decrease in tenant security deposits. Net cash provided by investing activities increased due to cash received from securities available for sale and the proceeds from the sale of Forest Hills Apartments. Net cash used in financing activities increased due to the repayment of the mortgage note payable with the proceeds from the sale of Forest Hills and the payment of cash distributions.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $6,308,000 is amortized over varying periods and requires a balloon payment in September 1996. The General Partner is attempting to refinance all of its properties other than Tahoe Springs. The General Partner believes that the partnership will generate approximately $15,700,000 in net refinancing proceeds. If such refinancing does occur, the General Partner anticipates it would use a portion of such refinancing proceeds to make a special distribution to the partners of up to approximately $14,000,000. The remainder of the refinancing proceeds would be used to pay off the debt due on Tahoe Springs. A distribution of $5,449,000 or $110.77 per Unit was made to the limited partners in March 1995. A matching distribution of $60,000 was made to the General Partner. During the third quarter of 1995, the Partnership paid $114,000 to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in North Carolina. Also, as of September 30, 1995, the Partnership owes $106,000 to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in North Carolina during 1993 which was not paid by the previous General Partner. These taxes have been treated as a distribution to the limited partners. The General Partner received a distribution of $1,000 related to this payment. Also during the third quarter of 1995, the Partnership distributed $1,363,000, or $27.71 per Unit, to the limited partners. The General Partner received a matching distribution of $14,000. Future cash distributions will depend on the levels of cash generated from operations, capital expenditure requirements, property sales, refinancings and the availability of cash reserves.

                          PART II - OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On September 25, 1995, the General Partner proxied the Limited Partners to modify the Partnership Agreement with regards to long term debt restrictions. The Proposal would permit the General Partner to explore an expanded array of property refinancing options by modifying the leverage limitations to provide that, with respect to any refinanced properties, the maximum aggregate indebtedness may equal 80% of the aggregate fair market value of all refinanced properties, as determined by the lender as of the date of refinancing and eliminating the restrictions requiring that the Partnership's aggregate financing of its properties be comprised of no more than 10% in second mortgages, no more than 40% in first mortgages with 30-year amortization and balloon payments due in no less than 20 years, and at least 50% in fully amortizing mortgages.

   The unit holders voted 63% in favor of the matter, 4% opposed or abstained and 33% did not respond. With a majority of the outstanding units approving the proposal, the proposal was adopted.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibits: Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

 b) Reports on Form 8-K: None filed during the quarter ended September 30, 1995.


                                      SIGNATURES



 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CONSOLIDATED CAPITAL GROWTH FUND

                                   By: CONCAP EQUITIES, INC.
                                       General Partner



                                   By:/s/ Carroll D. Vinson

                                      Carroll D. Vinson
                                      President




                                   By:/s/ Robert D. Long, Jr.
                                      Robert D. Long, Jr.
                                      Controller and Principal
                                      Accounting Officer


                                   Date: November 9, 1995