Form 10KSB
period 1995-12-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 1996-03-22
CIK 201529

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period.........to.........

                          Commission file number 0-8639

                        CONSOLIDATED CAPITAL GROWTH FUND
                 (Name of small business issuer in its charter)

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

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                     Units of Limited Partnership Interests
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $11,262,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. $9,522,363


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


                                     PART I


Item 1.     Description of Business

      Consolidated Capital Growth Fund (the "Partnership" or "Registrant") was organized on December 20, 1976, as a limited partnership under the California Uniform Limited Partnership Act. On February 25, 1977, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-57960) and commenced a public offering for sale of $50 million of Limited Partnership Units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered the Units under the Securities Exchange Act of 1934 (file No. 0-
8639) on March 30, 1978. The sale of Units closed on October 10, 1978, with 49,196 Units sold at $1,000 each, or gross proceeds of $49.2 million to the Partnership.

      Upon the Partnership's formation in 1976, five individuals were the general partners of the Partnership. These individuals were all shareholders of Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation. As a result of a succession of agreements, CCEC became the Partnership's Managing Agent. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware Corporation ("CEI" or "General Partner"), acquired CCEC's interest as Managing Agent in the Partnership and its general partner interests in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and was elected general partner in all 16 partnerships. The selection of CEI as the sole general partner of the Partnership was approved by a majority of the Limited Partners on August 10, 1990. As part of this solicitation, the Limited Partners also approved the conversion of the five individual general partners from general partners to special limited partners and an amendment to the Partnership Agreement to limit changes of control of the Partnership thereby leaving CEI as the sole general partner of the Partnership.

      All of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which, among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset manager and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property manager. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, MAE-ICC, Inc. exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. held by Gordon Realty, Inc. Pursuant to the terms of the option, MAE-ICC, Inc. acquired the remaining 49.5% of the outstanding capital stock of GII Realty, Inc.

      The Partnership currently owns and operates four apartment complexes, ranging in age from 23 to 26 years old and principally located in the southeastern United States. All but one of these properties, the Breckenridge Square Apartments, located in Louisville, Kentucky, were previously sold and have been reacquired by the Partnership after the borrowers were unable to perform under the terms of their note agreements. The four properties comprising the Partnership's real estate portfolio are budgeted to generate cash flow, after recurring replacements, capital improvements, and debt service in 1996 in excess of the cash flow generated by these properties in 1995.

      CCGF Associates, Ltd. ("CCGF Associates"), the wholly-owned limited partnership that held title to the Forest Hills Apartments filed for protection under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in May 1992. During the first quarter of 1994, CCGF Associates filed a first amendment to the Plan of Reorganization with the Bankruptcy Court, and in May 1994, the Plan of Reorganization was approved. The Plan of Reorganization provided for a reduction of the lender's allowed claim from in excess of $6.5 million, including accrued interest, to $5.8 million, required that CCGF Associates make a $1 million principal paydown in May 1994, provided for a reduction of the interest rate on the remaining $4.8 million note at 7.5% and extended the maturity date until April 16, 1995. The Partnership recognized an extraordinary gain of approximately $189,000 on the early extinguishment and modification of indebtedness pursuant to the Plan of Reorganization.

      In February 1995, the General Partner, on behalf of the Partnership, sold the Forest Hills Apartments for a gross sales price of $8.25 million. The Partnership realized a net gain of approximately $3.7 million on the sale after repayment of approximately $4.4 million of debt and related closing and other costs.

      The Ridgmar Square Apartments secured a mortgage note and accrued interest aggregating approximately $6.3 million at September 30, 1994 financed by the U.S. Department of Housing and Urban Development ("HUD"). Operating cash flow from the Ridgmar Square Apartments did not support the scheduled debt payment and the property was leveraged in excess of its economic value. As a result, in September 1991, the Partnership suspended scheduled debt service payments. During 1994, the Partnership had paid excess cash flow to HUD totaling $298,000. The General Partner informed HUD that it would cooperate with HUD's planned sale of the property, and in October 1994, the Property was foreclosed upon by HUD. The Partnership recognized a net gain of approximately $2.7 million on the property disposition and extinguishment of debt in October 1994.

      The Partnership also held a nonrecourse note receivable collateralized by the Camelot East Apartments. The note receivable had an original face amount of $860,000 and a stated interest rate of 10%. The related note receivable discount, recorded to reflect mortgage interest at the market rate prevailing when the Partnership accepted the note, was based on an imputed rate of 11.12%. In October 1993, the General Partner entered into an extension agreement with the borrower on the note receivable. Under the terms of the agreement, the note's original principal amount was modified to $917,000, the note's original maturity in October 1993 was extended to February 1994, and the borrower was required to make a principal payment of approximately $157,000. In April 1994, in consideration for an additional $10,000 principal payment, the General Partner extended the maturity. In September 1994, the Partnership received approximately $750,000 in full satisfaction of the note agreement at par.

      A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in Item 6 of this Form 10-KSB.

      The Registrant has no employees. Management and administrative services are performed by CEI, the General Partner, and by Insignia Management Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner. Pursuant to a management agreement between them, Insignia Management Group, L.P. provides property management services to the Registrant.

      The real estate business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in this industry. The Registrant's property is subject to competition from similar properties in the vicinity in which the property is located. In addition, various limited partnerships have been formed by the General Partner and/or its affiliates to engage in business which may be competitive with the Registrant.


Item 2.  Description of Properties

      The following table sets forth the Registrant's investments in properties:

                                 Date of
       Property                  Purchase   Type of Ownership         Use

Breckinridge Square Apartments   10/78    Fee ownership, subject   Apartment
 Louisville, Kentucky                     to first mortgage.       294 units

Churchill Park Apartments        05/90    Fee ownership, subject   Apartment
 Louisville, Kentucky                     to first mortgage.       385 units

The Lakes Apartments             05/88    Fee ownership, subject   Apartment
 Raleigh, North Carolina                  to first mortgage.       600 units

Tahoe Springs Apartments         11/87    Fee ownership subject    Apartment
 Miami, Florida                           to first and second      368 units
                                          mortgages.


Schedule of Properties:
  (in thousands)



                          Gross
                        Carrying     Accumulated                        Federal
Property                  Value     Depreciation     Rate     Method   Tax Basis
Breckinridge Square
 Apartments              $ 7,199       $ 4,932     5-22 yrs    S/L       $ 2,580

Churchill Park
 Apartments                7,942         2,869     5-20 yrs    S/L         4,442

The Lakes
 Apartments               13,175         6,304     5-19 yrs    S/L         8,700

Tahoe Springs
 Apartments               11,487         4,684     5-20 yrs    S/L         9,041

   Total                 $39,803       $18,789                           $24,763


See "Note A" to the financial statements in "Item 7." for a description of Partnership's depreciation policy.


Schedule of Mortgages:
  (in thousands)

                           Principal                                     Principal
                          Balance At                                      Balance
                         December 31,   Interest    Period   Maturity     Due At
Property                     1995         Rate    Amortized    Date      Maturity
Breckinridge Square
   1st mortgage            $ 6,000       6.95%       (1)      12/1/05      $ 6,000

Churchill Park
   1st mortgage              6,450       6.95%       (1)      12/1/05        6,450

The Lakes
   1st mortgage             12,240       6.95%       (1)      12/1/05       12,240

Tahoe Springs
   1st mortgage                570        8.5%      25 yrs    9/1/98            --
   2nd mortgage                744        9.0%      27 yrs    3/1/03            --
                            26,004
Less unamortized
   discounts                   (96)

        Total              $25,908

(1) Payments are interest only.


   Average Annual Rental Rate and Occupancy:

                                  Average Annual              Average Annual
                                   Rental Rates                  Occupancy
   Property                     1995          1994           1995          1994

   Breckinridge Square     $6,617/unit     $6,461/unit       93%           93%
   Churchill Park           6,094/unit      5,775/unit       94%           94%
   The Lakes                6,503/unit      6,006/unit       93%           94%
   Tahoe Springs            7,227/unit      7,220/unit       94%           92%


   As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. The multifamily residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

   Real estate taxes and rates in 1995 for each property were (in thousands):

                                      1995          1995
                                    Billing         Rate

 Breckinridge Square                  $ 96         0.59%
 Churchill Park                         85         0.94%
 The Lakes                             159         1.25%
 Tahoe Springs                         328         2.29%


Item 3.  Legal Proceedings

    The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such matters are adequately covered by insurance and will be resolved without a material adverse effect on the business, financial condition, results of operations, or liquidity of the Partnership.

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

    The unit holders voted 70% in favor of the matter, 4% opposed or abstained and 26% did not respond. With a majority of the outstanding units approving the proposal, the proposal was adopted.

                                     PART II


Item 5. Market for Partnership Equity and Related Partner Matters

    As of December 31, 1995, there was minimal trading of the Units in the secondary market establishing a high and low value of $317 and $305, respectively, per Unit as quoted in the January 1996 Stanger Report. There are 3,024 holders of record owning an aggregate of 49,196 Units. Distributions of $25,609,318 were made in 1995, while no distributions were made during 1994. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves. At this time, the General Partner anticipates that cash distributions will be made during fiscal year 1996.


Item 6.  Management's Discussion and Analysis or Plan of Operation

    This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

    The Partnership's net income as shown in the financial statements for the year ended December 31, 1995, was $5,079,000 versus net income of $4,495,000 for the same period of 1994. The increase in net income for the year ended December 31, 1995, is primarily due to the recognition of a $3,693,000 gain on the sale of the Forest Hills Apartment complex. Rental income decreased for the year ended December 31, 1995, as a result of the sale of Forest Hills in February 1995, and the foreclosure on the Ridgmar Square Apartment complex by the U.S. Department of Housing and Urban Development ("HUD") in October 1994. Interest and dividend income on investments decreased due to a decrease in securities available for sale in the year ended December 31, 1995, versus the year ended December 31, 1994. All securities available for sale except the Southmark stock were liquidated prior to March 31, 1995, to facilitate the $5,449,000 distribution paid to the limited partners in March 1995. (See further discussion below.)

    In addition, operating, depreciation, and interest expense decreased during the year ended December 31, 1995, as compared to the year ended December 31, 1994. The decrease in these expenses are the result of the disposition of Ridgmar Square Apartments and the Forest Hills Apartments. General and administrative expenses increased during the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to the payment of penalties and interest on the 1993 taxes due for income generated by The Lakes. Also contributing to the increase in general and administrative expenses was an increase in reimbursements for services of affiliates during the year ended December 31, 1995, compared to the year ended December 31, 1994, due to increased expense reimbursements related to the combined efforts of the Dallas and Greenville offices during the transition period for the year ended December 31, 1995. Partnership management fees of $613,000 were incurred in connection with the distributions to the limited partners. The Limited Partnership Agreement ("Agreement") provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. No such fee was incurred in the year ended December 31, 1994, as no distributions were made to the limited partners. Other income has decreased as a result of the receipt of approximately $77,000 in cash and stock in March 1994 as partial recovery of claims against Southmark Corporation's Chapter 11 bankruptcy proceeding which was included in other income for the year ended December 31, 1994. No additional judgements were granted on the Partnership's claims in 1995. The loss on disposal of property was the result of roof write-offs at three of the investment properties due to ongoing roof repairs. The extraordinary gain on early extinguishment of debt is the result of a partial forgiveness of debt by the mortgage holder at the time the Forest Hills Apartment complex was sold.

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

Liquidity and Capital Resources

    At December 31, 1995, the Partnership had unrestricted cash of $4,717,000 versus $2,358,000 at December 31, 1994. Net cash provided by operating activities decreased in 1995 due to a decrease in 1995 cash flows from operating activities excluding changes in assets and liabilities due to the foreclosure of Ridgmar Square Apartments in October 1994 and the sale of Forest Hills Apartments in February 1995. Additionally, cash provided by operating activities decreased due to a decrease in other liabilities which is the result of a decrease in accrued taxes. Net cash provided by investing activities increased due to cash received from securities available for sale and the proceeds from the sales of Forest Hills Apartments. While the Partnership received $24,690,000 in proceeds from long-term borrowings, net cash used in financing activities increased due to the payment of distributions and the repayment of the mortgage note payable with the proceeds from the sale of Forest Hills Apartments.

    The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

    The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner successfully refinanced Breckinridge Square, Churchill Park, and The Lakes in December 1995, which generated approximately $18,912,000 in net refinancing proceeds, and made a special distribution of $15,910,000 to the limited partners. A matching distribution of approximately $2,590,000 was made to the General Partner. The remainder of the refinancing proceeds will be used to pay off the $1,314,000 debt due on Tahoe Springs in March of 1996. A distribution of $5,449,000 or $110.77 per Unit was made to the limited partners in March 1995. A matching distribution of $60,000 was made to the General Partner. Also, during the third quarter of 1995, the Partnership distributed $1,363,000 or $27.71 per Unit, to the limited partners. The General Partner received a matching distribution of $14,000. During the third and fourth quarters of 1995, the Partnership paid $221,000 to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in North Carolina. These taxes have been treated as a distribution to the limited partners. The General Partner received a distribution of approximately $1,000 related to these payments. Future cash distributions will depend on the levels of cash generated from operations, capital expenditure requirements, property sales, refinancings and the availability of cash reserves.


Item 7.  Financial Statements


CONSOLIDATED CAPITAL GROWTH FUND

LIST OF FINANCIAL STATEMENTS



Reports of Independent Auditors

Consolidated Balance Sheet--December 31, 1995

Consolidated Statements of Operations--Years ended December 31, 1995 and 1994

Consolidated Statements of Changes in Partners' Capital (Deficit)--Years ended
  December 31, 1995 and 1994

Consolidated Statements of Cash Flows--Years ended December 31, 1995 and 1994

Notes to Consolidated Financial Statements



                Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Growth Fund


We have audited the accompanying consolidated balance sheet of Consolidated Capital Growth Fund as of December 31, 1995, and the related consolidated statements of operations, changes in partners capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership s management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Growth Fund as of December 31, 1995, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                                /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 3, 1996


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Consolidated Capital Growth Fund:


We have audited the accompanying consolidated statements of operations, partners' capital (deficit) and cash flows of Consolidated Capital Growth Fund (a California limited partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Consolidated Capital Growth Fund for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                        /s/ Arthur Andersen, LLP

Dallas, Texas
March 23, 1995




                        CONSOLIDATED CAPITAL GROWTH FUND

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 1995




 Assets
     Cash and cash equivalents:
       Unrestricted                                                  $ 4,717
       Restricted-tenant security deposits                               311
     Securities available for sale                                         9
     Other assets                                                      1,682
     Investment properties:
       Land                                             $  4,610
       Buildings and related personal property            35,193
                                                          39,803
       Less accumulated depreciation                     (18,789)     21,014

                                                                     $27,733

 Liabilities and Partners' Capital (Deficit)
 Liabilities
     Mortgage notes and interest payable                             $25,948
     Tenant security deposits                                            310
     Other liabilities                                                   685

 Partners' Capital (Deficit)
     General partners                                   $ (3,267)
     Limited partners (49,196 units
       issued and outstanding)                             4,057         790

                                                                     $27,733

           See Accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                          Years Ended December 31,
                                                             1995         1994
 Revenues:
    Rental income                                          $11,008      $13,384
    Other income                                               254          420
          Total revenues                                    11,262       13,804

 Expenses:
    Operating                                                6,225        7,678
    General and administrative                                 411          378
    Partnership management fees                                613           --
    Depreciation                                             1,869        2,809
    Interest                                                   712        1,338
          Total expenses                                     9,830       12,203

 Reorganization items                                           --          (12)
 Gain on disposition of investment property                  3,693          902
 Loss on disposal of property                                  (67)          --

 Income before extraordinary items                           5,058        2,491
 Extraordinary gain on troubled
    debt restructuring                                          --          189
 Extraordinary gains on early
    extinguishments of debt, net                                21        1,815

    Net income                                             $ 5,079      $ 4,495

 Net income allocated to
    general partners (1%)                                       51           45
 Net income allocated to
    limited partners (99%)                                   5,028        4,450

                                                           $ 5,079      $ 4,495

 Per limited partnership unit:
    Income before extraordinary items                      $101.79      $ 50.15
    Extraordinary gain on troubled
       debt restructuring                                       --         3.80
    Extraordinary gains on early
       extinguishments of debt, net                            .42        36.51

 Net income per limited partnership unit                   $102.21      $ 90.46


           See Accompanying Notes to Consolidated Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                      Limited
                                    Partnership     General     Limited
                                       Units        Partner     Partners        Total

 Original capital contributions       49,196       $      1    $  49,196     $  49,197

 Partners' capital (deficit)
    at December 31, 1993              49,196       $   (698)   $  17,523     $  16,825

 Net income                               --             45        4,450         4,495

 Partners' capital (deficit)
    at December 31, 1994              49,196           (653)      21,973        21,320

 Net income                               --             51        5,028         5,079

 Distributions                            --         (2,665)     (22,944)      (25,609)

 Partners' capital (deficit)
    at December 31, 1995              49,196       $ (3,267)   $   4,057     $     790


           See Accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except unit data)


                                                        Years Ended December 31,
                                                           1995          1994
 Cash flows from operating activities:
    Net income                                          $  5,079       $ 4,495
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation                                        1,869         2,809
       Amortization of discounts and loan costs               35            11
       Southmark stock receipt                                --            (9)
       Extraordinary gain on troubled debt
        restructuring                                         --          (189)
       Gains on early extinguishments of debt, net           (21)       (1,815)
       Gain on disposition of investment property         (3,693)         (902)
       Loss on disposal of property                           67            --
       Changes in assets and liabilities:
        Restricted cash                                       85           (20)
        Other assets                                        (354)         (552)
        Interest payable                                      24           182
        Tenant security deposit liabilities                  (90)          (56)
        Other liabilities                                   (137)           55

        Net cash provided by operating activities          2,864         4,009

 Cash flows from investing activities:
    Property improvements and replacements                (1,239)         (439)
    Cash received from sale of securities
       available for sale                                  4,441            --
    Cash used for purchase of securities
       available for sale                                     --        (2,142)
    Proceeds from sale of investment property              7,966            --
    Principal receipts on notes receivable                    --           760

        Net cash provided by (used in)
            investing activities                          11,168        (1,821)

 Cash flows from financing activities:
    Proceeds from long-term borrowings                    24,690            --
    Loan costs paid                                         (474)           --
    Payments on mortgage notes payable                      (662)       (1,642)
    Repayment of mortgage notes payable                   (9,618)           --
    Distributions paid                                   (25,609)           --

        Net cash used in financing activities            (11,673)       (1,642)

 Net increase in cash and cash equivalents                 2,359           546

 Cash and cash equivalents at beginning of period          2,358         1,812

 Cash and cash equivalents at end of period              $ 4,717       $ 2,358
 Supplemental disclosure of cash flow information:
    Cash paid for interest                               $   653       $ 1,112

           See Accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Disclosure of Non-Cash Activity

The following table sets forth the non-cash investing and financing activity for the year ended December 31, 1994:


                                                        For the Year Ended
                                                         December 31, 1994
                                                          (in thousands)

    Net real estate (a)                                      $ (3,217)
    Other assets, net of other liabilities                       (381)
                                                               (3,598)
    Debt discharged (b)                                         6,315
    Net gain on foreclosure                                  $  2,717

    Gain on disposition of investment property (c)           $    902
    Extraordinary gain on extinguishment of debt                1,815
    Net gain on foreclosure                                  $  2,717


(a) Real estate, at cost, net of accumulated depreciation of approximately $3.5 million and allowance for possible losses of approximately $1.8 million.
(b)   Amount includes accrued interest of $1.4 million.
(c) The gain on disposition of real estate represents the difference between the carrying value of the real estate and the estimated fair value of the property at disposition. The gain is included in "Gain on disposition of investment property" in accompanying statements of operations.
(d) The gain on extinguishment of debt represents the difference between the estimated fair value of the property at foreclosure and the amount of debt, including accrued interest, extinguished. The gain is reflected as an extraordinary item in the accompanying statements of operations.


There were no non-cash investing or financing activities in 1995.


                        CONSOLIDATED CAPITAL GROWTH FUND

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Significant Accounting Policies

Organization: Consolidated Capital Growth Fund (the "Partnership"), a California limited partnership, was formed on December 20, 1976, to acquire and operate commercial and residential properties. Partnership operations commenced June 30, 1977, the date on which impound requirements were met. Upon the Partnership's formation in 1976, five individuals were the general partners of the Partnership. These individuals were all shareholders of Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation. As a result of a series of transactions, CCEC became the Partnership's Managing Agent. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") acquired CCEC's interest as managing agent in the Partnership and its general partner interests in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and was elected as managing general partner in all 16 partnerships. As part of the solicitation for approval of CEI as general partner, the Limited Partners also approved the conversion of the five individual general partners from general partners to special limited partners, thereby leaving CEI as the sole general partner of the Partnership. The Partnership owns and operates four apartment properties located in the South.

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset manager and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property manager. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, MAE-ICC, Inc. exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. held by Gordon Realty, Inc. Pursuant to the terms of the option, MAE-ICC, Inc. acquired the remaining 49.5% of the outstanding capital stock of GII Realty, Inc.

Principles of Consolidation: The Partnership's financial statements include the accounts of Ridgmar Square Associates, a California limited partnership ("Ridgmar Square Associates") as of December 31, 1994, and CCGF Associates, Ltd. ("CCGF Associates") as of December 31, 1995 and 1994. Ridgmar Square Associates is the limited partnership which held title to the Ridgmar Square Apartments prior to its foreclosure in November 1994. CCGF Associates is the limited partnership which held title to the Forest Hills Apartments prior to its sale in February 1995. Both Ridgmar Square Associates and CCGF Associates are wholly-owned by the Partnership. All intercompany transactions have been eliminated.

The Partnership disposed of Ridgmar Square Apartments in 1994 in an uncontested foreclosure of the property, as more fully described in "Note G." In May 1994, the plan of reorganization was approved by the Bankruptcy Court.

Note A - Organization and Significant Accounting Policies - continued

CCGF Associates was under protection of Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") on May 29, 1992, and in February 1995, the Partnership executed a contract for the sale of Forest Hills Apartments, as more fully described in "Note G."

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Restricted Escrows:

   Replacement Reserve Account - At the time of the December 15, 1995, refinancing, $356,850 of the proceeds were designated for a "replacement reserve fund" for certain capital replacements (as defined in the Replacement Reserve Agreement) at Breckinridge Square, Churchill Park and The Lakes. At December 31, 1995, the balance was $356,850 and is included in other assets.

   Repair Escrow Account - In addition to the Replacement Reserve Account, $542,269 of the refinancing proceeds were designated for a "repair escrow" to cover necessary repairs and replacements to be completed at Breckinridge Square, Churchill Park, and The Lakes within one year of closing. At December 31, 1995, the balance was $542,269 and is included in other assets. All excess funds will be transferred into the Replacement Reserve Account.

Escrows for Taxes: These funds are held by the Partnership, are designated for the payment of real estate taxes and are included in other assets.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 to 15 years.

Present Value Discounts: Periodically, the Partnership incurs debt at below market rates for similar debt. Present value discounts are recorded on the basis of prevailing market rates and are amortized on an interest method over the life of the related debt.

Loan Costs: Loan costs of $520,368 are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Note A - Organization and Significant Accounting Policies - continued

Cash and Cash Equivalents:

   Unrestricted - Unrestricted cash includes cash on hand and in banks, money market funds and U.S. Treasury Bills with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

   Restricted cash - tenant security deposits - The Partnership requires security deposits from lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investments: Securities available-for-sale: The General Partner determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Presently, all of the Partnership's investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of partner's capital. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Income Taxes: No provision has been made in the financial statements for Federal income taxes because, under current law, no Federal income taxes are paid directly by the Partnership. The Unitholders are responsible for their respective shares of Partnership net income or loss. The Partnership reports certain transactions differently for tax than for financial statement purposes.

The tax basis of the Partnership's assets and liabilities is approximately $9.1 million greater than the assets and liabilities as reported in the financial statements.

Partners' Capital (Deficit): The Limited Partnership Agreement ("Agreement") provides that net income and net losses from operations for both financial and tax reporting purposes shall be allocated 99% to the Limited Partners and 1% to the General Partner.

All distributions other than Surplus Funds distributions (as defined in the Agreement) are allocated 99% to the Limited Partners and 1% to the General Partner. Distributions of Surplus Funds were allocated 100% to the Limited Partners until 1986 when the Limited Partners had received a return of their capital contributions plus a 10% cumulative return. Pursuant to the provisions of the Agreement, the General Partners have been entitled to 14% of Surplus Fund distributions since 1986. However, in connection with the settlement of litigation between CCEC and two affiliated partnerships, a portion of the General Partner's interest in the Partnership was assigned to the two affiliated partnerships. Each of the two affiliated partnerships received distributions of $1,065,506 from the Partnership during 1995.


Note A - Organization and Significant Accounting Policies - continued

Distributions since inception of the Partnership have aggregated approximately $116.3 million to the Limited Partners and approximately $4.8 million to the General Partner(s). Distributions of approximately $22.9 million and approximately $2.7 million were paid to the Limited Partners and the General Partners, respectively, during 1995.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, management finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expenses as incurred.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was $124,791 and $112,938 for the years ended December 31, 1995 and 1994, respectively.

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Reclassifications: Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B - Investments

Investments, stated at cost, consist of the following at December 31, 1995 (in thousands):

                                 Interest     Face                     Maturity
                                   Rate       Amount         Cost        Date
 Southmark Corporation
    Redeemable Series A
    Preferred Stock                 N/A        $9             $9           N/A


Note B - Investments - continued

The Partnership investments are classified as available for sale. The General Partner believes that the market value of the investments is approximately the same as the cost.


Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows (in thousands):




                          Principal      Monthly                         Principal
                          Balance At     Payment    Stated                Balance
                         December 31,   Including  Interest   Maturity    Due At
 Property                    1995       Interest     Rate       Date     Maturity
 Breckinridge Square
   1st Mortgage            $ 6,000        $ 35       6.95%    12/01/05    $ 6,000
 Churchill Park
   1st Mortgage              6,450          37       6.95%    12/01/05      6,450
 The Lakes
   1st Mortgage             12,240          71       6.95%    12/01/05     12,240
 Tahoe Springs
   1st Mortgage                570          28       8.5%     09/01/98         --
   2nd Mortgage                744          13       9.0%     03/01/03         --
                            26,004        $184
 Less unamortized
   discounts                   (96)

      Totals               $25,908



The estimated fair values of the Partnership's aggregate debt is approximately $26,120,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

On December 15, 1995, the Partnership successfully refinanced the mortgage notes at Breckinridge Square, Churchill Park and The Lakes. Of the $24,690,000 gross proceeds received in the refinancing, approximately $4,834,000 was used to pay off the old mortgage debt on Breckinridge Square. All three notes require monthly interest only payments at a stated interest rate of 6.95% and have balloon payments due December 1, 2005. Subsequent to December 31, 1995, the General Partner paid off the first and second mortgages of Tahoe Springs totalling $1,314,000 with a portion of the refinancing proceeds. Per the terms of these Notes, sixty (60) days written notice had been submitted to the Lender to notify them of such payment.

Note C - Mortgage Notes Payable - continued

The Partnership realized a $189,000 extraordinary gain on troubled debt restructuring which resulted from a first amendment to the Plan of Reorganization with the Bankruptcy Court as filed by CCGF Associates, title holder of Forest Hills Apartments, in May 1994. In February 1995, the Partnership realized a $121,000 extraordinary gain on early extinguishment of debt, resulting from the repayment of the mortgage note during the sale of Forest Hills Apartments. The Partnership realized a $58,000 extraordinary loss on the refinancing of Breckinridge Square due to the write-off of loan costs pertaining to the previous mortgage and the payment of a prepayment penalty.
The Partnership also incurred a $42,000 extraordinary loss due to the write-down of a mortgage discount related to the early extinguishment of approximately $215,000 of debt at Tahoe Springs. The effective interest rate on the Tahoe Springs mortgage was 10.25%.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services for the years ended December 31, 1995, and December 31, 1994. For the year ended December 31, 1994, a portion of such property management fees were paid to Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, for day-to-day property management services and a portion was paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations. Affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner, assumed day-to-day management responsibilities for the Partnership's properties in late December 1994. Fees paid to affiliates of Insignia during the year ended December 31, 1995, and fees paid to Coventry and PSI during the year ended December 31, 1994, are reflected in the following table:


                                                    For the Years Ended
                                                         December 31,
                                                   1995               1994
                                                        (in thousands)
         Property management fees                  $536               $549
         Partnership management fees (1)            613                 --

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

The Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with administration of Partnership activities. The General Partner and its current and former affiliates (including Coventry), received reimbursements as reflected in the following table:

Note D - Transactions with Affiliated Parties - continued


                                                     For the Years Ended
                                                         December 31,
                                                   1995               1994
                                                        (in thousands)
   Reimbursement for services of affiliates        $227               $166


Reimbursements for services of affiliates increased during the year ended December 31, 1995, compared to the year ended December 31, 1994, due to increased expense reimbursements related to the combined efforts of the Dallas and Greenville offices during the transition period for the year ended December 31, 1995. These increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. The administrative expenses have decreased in the fourth quarter of 1995 as the transition efforts are now complete. As of December 31, 1995, the Partnership had paid $13,654 and had accrued $42,366 in reimbursements to an affiliate of the General Partner relating to the refinancings of three of its investment properties.

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

At December 31, 1995, Insignia was the beneficial owner of 19,157 (38.9%) of the Partnership's limited partnership units.


Note E - Real Estate and Accumulated Depreciation

Investment Properties
   (in thousands)


                                                 Initial Cost
                                                To Partnership
                                                        Buildings        Cost
                                                       and Related    Capitalized
                                                         Personal    Subsequent to
 Description               Encumbrances       Land       Property     Acquisition
 Breckinridge Square           $ 6,000      $  641        $ 4,720       $ 1,838
   Louisville, Kentucky
 Churchill Park                  6,450         566          6,510           866
   Louisville, Kentucky
 The Lakes                      12,240         946          9,605         2,624
   Raleigh, North Carolina
 Tahoe Springs                   1,314       2,848          8,492           147
   Miami, Florida

        Totals                 $26,004      $5,001        $29,327       $ 5,475


(in thousands)

                              Gross Amount At Which Carried
                                    At December 31, 1995
                                         Buildings
                                        And Related
                                         Personal                 Accumulated     Date of      Date     Depreciable
Description                   Land       Property       Total     Depreciation Construction  Acquired   Life-Years
Breckinridge Square           $  641       $ 6,558      $ 7,199      $ 4,932       1971        10/78       5-22
  Louisville, Kentucky
Churchill Park                   566         7,376        7,942        2,869       1970        05/90       5-20
  Louisville, Kentucky
The Lakes                        946        12,229       13,175        6,304       1973        05/88       5-19
  Raleigh, North
Tahoe Springs                  2,457         9,030       11,487        4,684     1972-1975     11/87       5-20
  Miami, Florida

       Totals                 $4,610       $35,193      $39,803      $18,789

Note E - Real Estate and Accumulated Depreciation - continued

Reconciliation of "Real Estate and Accumulated Depreciation":


                                              Years Ended December 31,
                                                1995            1994
                                                   (in thousands)
 Real Estate
 Balance at beginning of year                   $45,992         $54,067
     Property improvements                        1,239             439
     Disposals of property                       (7,428)         (8,514)
 Balance at End of Year                         $39,803         $45,992

 Accumulated Depreciation
 Balance at beginning of year                   $20,008         $20,657
     Additions charged to expense                 1,869           2,809
     Disposals of property                       (3,088)         (3,458)
 Balance at end of year                         $18,789         $20,008

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994 is $37,457,947 and $37,268,312. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994 is $12,694,870 and $13,106,748.

Note F - Chapter 11 Proceeding

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

During the first quarter of 1994, CCGF Associates filed a first amendment to the Plan of Reorganization with the Bankruptcy Court and in May 1994, the Plan of Reorganization was approved. The Plan of Reorganization provided for a reduction of the lender's allowed claim from $6.5 million, including accrued interest, to $5.8 million, required that CCGF Associates make a $1 million principal paydown in May 1994, provided for a reduction of the interest rate on the remaining $4.8 million note to 7.5% and extended the maturity date until April 16, 1995. The Partnership recognized a gain of approximately $189,000 on the early extinguishment and modification of indebtedness pursuant to the Plan of Reorganization.

Note G - Disposition of Real Estate

On February 10, 1995, the General Partner, on behalf of the Partnership, executed a contract for the sale of Forest Hills Apartments for a gross sales price of $8.25 million. The Partnership realized a net gain of approximately $3.7 million on the sale after repayment of the related mortgage debt and other closing costs. The Partnership also realized an extraordinary gain of approximately $121,000 on early extinguishment of debt related to the sale of Forest Hills Apartments. Also, in October 1994, the U.S. Department of Housing and Urban Development ("HUD") foreclosed on the Ridgmar Square Apartments.

The following table sets forth the statement of operations for each of these investment properties at December 31, 1994 (in thousands):

                                                 For the Year Ended
                                                  December 31, 1994
                                                Forest        Ridgmar
                                                Hills         Square
 Revenues:                                    Apartments   Apartments
     Rental income                              $2,145         $1,274
     Interest income                                10              1
            Total revenues                       2,155          1,275
 Expenses:
     Operating                                   1,690          1,076
     General and administrative                      7             11
     Depreciation                                  399            380
     Interest                                      193            456
            Total expenses                       2,289          1,923

 Gain on disposition of real estate                 --            902
 Reorganization items                              (10)            --
 (Loss) income before extraordinary
     items                                        (144)           254
 Extraordinary gain on
     troubled debt restructuring                   189             --
 Extraordinary gain on early
     extinguishment of debt                         --          1,815
            Net income                          $   45         $2,069


Included in the Partnership's December 31, 1995, statement of operations were revenues of approximately $311,300 and expenses of approximately $482,700 relating to the operations of Forest Hills Apartments before the sale.

Note H - Other Income

In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and other affiliated partnerships' allowed claim at $11 million, in the aggregate. In March 1994, the Partnership received approximately $68,000 in cash, 1,233 shares of Southmark Corporation Redeemable Series A Preferred Stock, and 9,020 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of $9,075, representing the Partnership's share of the recovery, based on its pro rata share of the claims filed. Subsequent to December 31, 1995, the Partnership received a refund on an expired insurance policy. The refund was approximately $19,000 and was recorded as income for the year ended December 31, 1995.


Note I - Contingencies

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such matters are adequately covered by insurance and will be resolved without a material adverse effect upon the business, financial condition, results of operations, or liquidity of the Partnership.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As of May 3, 1995, Arthur Andersen LLP, the independent accountant previously engaged as the principal accountant to audit the financial statements of the Registrant was dismissed. As of the same date, the firm of Ernst & Young LLP was engaged to provide that service for the Registrant.

The audit report of Arthur Andersen LLP on the financial statements of the Partnership as of and for the year ended December 31, 1994 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Partnership's two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act


The names of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's Managing General Partner as of December 31, 1995, their age and the nature of all positions with CEI presently held by them are as follows:

      NAME OF INDIVIDUAL           POSITION IN CEI             AGE

      Carroll D. Vinson            President                   55

      William H. Jarrard, Jr.      Vice President              49

      John K. Lines                Vice President/Secretary    36

      Kelley M. Buechler           Assistant Secretary         38

      Robert D. Long, Jr.          Chief Accounting Officer/   28
                                   Controller

Carroll D. Vinson has been President of CEI since December 1994 and President of the MAE subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (a regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company which sold substantially all of its assets to Insignia in December 1990.

William H. Jarrard, Jr. has been Vice President of CEI since December 1994, Vice President of the MAE subsidiaries since January 1992 and Managing Director - Partnership Administration of Insignia since January 1991. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter.

John K. Lines has been Vice President and Secretary of CEI since December 1994, Secretary of the MAE subsidiaries since August 1994, General Counsel of Insignia since June 1994, and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

Robert D. Long, Jr. has been Controller and Chief Accounting Officer of CEI since December 1994 and Chief Accounting Officer and Controller of the MAE subsidiaries since February 1994. Prior to joining MAE, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

Kelley M. Buechler has been Assistant Secretary of CEI since December 1994, Assistant Secretary of the MAE subsidiaries since January 1992, and Assistant Secretary of Insignia since January 1991. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.


Item 10.    Executive Compensation

No remuneration was paid to the General Partner nor any of its directors and officers during the year ended December 31, 1995.


Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

     Except as provided below, no person was known by the Registrant to own of record or beneficially more than five percent of the Units of the Registrant as of December 31, 1995:

                                      NUMBER OF       PERCENT
     NAME AND ADDRESS                   UNITS         OF TOTAL

     Insignia Financial Group, Inc.    19,157           38.9%
      One Insignia Financial Plaza
      P. O. Box 1089
      Greenville, SC  29602

(b)  Beneficial Owners of Management

     Except as described in 11(a) above, neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.


(c)  Changes in Control

     Beneficial Owners of CEI

     As of December 31, 1995, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                                      NUMBER OF        PERCENT
     NAME AND ADDRESS                CEI SHARES       OF TOTAL

      GII Realty, Inc.                100,000           100%
      One Insignia Financial Plaza
      P. O. Box 1089
      Greenville, SC  29602


Item 12.    Certain Relationships and Related Transactions

Transactions with Current Management and Others

Except for the transactions described below, neither CEI nor any of its directors, officers or associates, or any associates of any of them, has had any interest in any other transaction to which the Registrant is a party. Please refer to "Item 7. Financial Statements, Note D - Transactions with Affiliated Parties," for the amounts and items of permissible compensation and fees paid to the General Partner and its affiliates and other related parties for the last two years.

The Registrant has paid property management fees based upon collected gross rental revenues for property management services for the years ended December 31, 1995 and 1994. For the year ended December 31, 1994, a portion of such property management fees were paid to Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, for day-to-day property management services and a portion was paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations. In late December 1994, management of the Registrant's properties was assumed by affiliates of Insignia. All of the above-referenced agreements with affiliates of CEI and related parties of the Partnership are subject to the conditions and limitations imposed by the Partnership Agreement.

Transactions with Former Related Parties

In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark's Chapter 11 bankruptcy proceeding. These claims related to Southmark's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the allowed amount for the Partnership's and other affiliated partnership's allowed claim at $11 million, in the aggregate. In March 1994, the Partnership received approximately $68,000 in cash. 1,233 shares of Southmark Corporation Redeemable Series A Preferred stock, and 9,020 shares of Southmark Corporation New Common Stock representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.



Item 13.    Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            (b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1995:

                  A Form 8-K dated October 24, 1995 was filed reporting the purchase of the remaining outstanding capital stock of GII Realty, Inc. by MAE-ICC, Inc.



                                   SIGNATURES



      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Consolidated Capital Growth Fund

                                         By:   CONCAP EQUITIES, INC.
                                               General Partner


                                         By:   /s/Carroll D. Vinson
                                               Carroll D. Vinson
                                               President


                                         Date: March 22, 1996



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Carroll D. Vinson
Carroll D. Vinson                        Date: March 22, 1996
President



/s/Robert D. Long, Jr.
Robert D. Long, Jr.                      Date: March 22, 1996
Controller and Principal
Accounting Officer



                                  EXHIBIT INDEX
      S-K REFERENCE                                                   SEQUENTIAL
         NUMBER                DOCUMENT DESCRIPTION                  PAGE NUMBER

            3          Certificate of Limited Partnership, as amended       N/A
                       to date.

          10.1         Property Management Agreement No. 201                N/A
                       dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by refer-ence to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

          10.2         Property Management Agreement No. 302                N/A
                       dated October 23, 1990, by and between
                       the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

          10.3         Property Management Agreement No. 401                N/A
                       dated October 23, 1990, by and between
                       the Partnership and CCEC (Incorporated
                       by reference to the Quarterly Report
                       on Form 10-Q for the quarter ended
                       September 30, 1990).

          10.4         Bill of Sale and Assignment dated October 23,        N/A
                       1990, by and between CCEC and ConCap Services
                       Company (Incorporated by reference to the Quar-terly Report on Form 10-Q for the quarter ended September 30, 1990).

          10.5         Assignment and Assumption Agreement dated            N/A
                       October 23, 1990, by and between CCEC and ConCap Management Limited Partnership
                       ("CCMLP") (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

          10.6         Assignment and Agreement as to Certain               N/A
                       Property Management Services dated
                       October 23, 1990, by and between CCMLP and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

          10.7         Assignment and Assumption Agreement dated            N/A
                       October 23, 1990, by and between CCMLP
                       and Horn-Barlow Companies (200 Series of
                       Property Management Contracts), (Incorporated by reference to the Quarterly Report on Form
                       10-Q for the quarter ended September 30, 1990).

          10.8         Assignment and Assumption Agreement dated            N/A
                       October 23, 1990, by and between CCMLP and Metro ConCap, Inc. (300 Series of Property
                       Management Contracts), (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).


      S-K REFERENCE                                                   SEQUENTIAL
         NUMBER                DOCUMENT DESCRIPTION                  PAGE NUMBER


          10.9         Assignment and Assumption Agreement dated            N/A
                       October 23, 1990, by and between CCMLP and R&B Realty Group (400 Series of Property Manage-ment Contracts), (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

          10.10        Assignment and Assumption Agreement dated            N/A
                       September 1, 1991, by and between the Partnership and CCGF Associates, Ltd. (Incorporated by refer-ence to the Annual Report on Form 10-K for the year ended December 31, 1991).

          10.11        Construction Management Cost Reimbursement           N/A
                       Agreement dated January 1, 1991, by and between the Partnership and Horn-Barlow Companies (the "Horn-Barlow Construction Management Agree-ment"). (Incorporated by reference to the Annual
                       Report on Form 10-K for the year ended December
                       31, 1991).

          10.12        Assignment and Assumption Agreement dated            N/A
                       September 1, 1991, by and between the Partnership and CCGF Associates, Ltd. (Horn-Barlow Construction Management Agreement). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

          10.13        Construction Management Cost Reimbursement           N/A
                       Agreement dated January 1, 1991, by and between the Partnership and Metro ConCap, Inc.
                       (Incorporated by reference to the Annual
                       Report on Form 10-K for the year ended December
                       31, 1991).

          10.14        Construction Management Cost Reimbursement           N/A
                       Agreement dated January 1, 1991, by and between the Partnership and R&B Apartment Management
                       Company, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

          10.15        Investor Services Agreement dated October 23,        N/A
                       1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
                       1990).

          10.16        Assignment and Assumption Agreement (Investor        N/A
                       Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Services Company
                       (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990).


      S-K REFERENCE                                                   SEQUENTIAL
         NUMBER                DOCUMENT DESCRIPTION                  PAGE NUMBER

          10.17        Letter of Notice dated December 20, 1991, from       N/A
                       Partnership Services, Inc. ("PSI") to the Partnership regarding the change in ownership and dissolution of ConCap Services Company whereby PSI assumed the Investor Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

          10.18        Financial Services Agreement dated October 23,       N/A
                       1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
                       1990).

          10.19        Assignment and Assumption Agreement                  N/A
                       (Financial Service Agreement) dated October
                       23, 1990, by and between CCEC and ConCap
                       Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

          10.20        Letter of Notice dated December 20, 1991, from       N/A
                       PSI to the Partnership regarding the change in ownership and dissolution of ConCap Capital
                       Company whereby PSI assumed the Financial
                       Services Agreement (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

          10.21        Property Management Agreement No. 414 dated          N/A
                       May 13, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form
                       10-Q for the quarter ended September 30, 1993).

          10.22        Assignment and Assumption Agreement                  N/A
                       (Property Management Agreement No. 414)
                       dated May 13, 1993, by and between Coventry
                       Properties, Inc., R&B Apartment Management
                       Company, Inc. and Partnership Services, Inc.
                       (Incorporated by reference to the Quarterly
                       Report on Form 10-Q for the quarter ended
                       September 30, 1993).

          10.23        Assignment and Agreement as to Certain               N/A
                       Property Management Services dated May 13,
                       1993, by and between Coventry Properties, Inc.
                       and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

          10.24        Property Management Agreement No. 506 dated          N/A
                       June 1, 1993, by and between the Partnership and Coventry Properties, Inc.


      S-K REFERENCE                                                   SEQUENTIAL
         NUMBER                DOCUMENT DESCRIPTION                  PAGE NUMBER


          10.25        Assignment and Assumption Agreement as to Certain    N/A
                       Property Management Services dated November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

          10.27        Assignment and Assumption Agreement as to Certain    N/A
                       Property Management Services dated November 17,
                       1993, by and between Coventry Properties, Inc.
                       and Partnership Services, Inc.

          10.28 Multifamily Note dated November 30, 1995 between Consolidated Capital Growth Fund, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.

          10.29 Multifamily Note dated November 30, 1995 between Consolidated Capital Growth Fund, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.

          10.30 Multifamily Note dated November 30, 1995 between Consolidated Capital Growth Fund, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.

           11          Statement regarding computation of Net Income        N/A
                       per Limited Partnership Unit (Incorporated by reference to Note 7 of Item 8 - Financial
                       Statements of this Form 10-K).

           16          Letter, dated August 12, 1992, from Ernst & Young    N/A
                       to the Securities and Exchange Commission regard-ing change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992).

           27          Financial Data Schedule.