Form 10QSB
period 1996-03-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 1996-04-29
CIK 201529

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


                  For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from.......to........

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  .  No      .



                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                      CONSOLIDATED CAPITAL GROWTH FUND

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                 March 31, 1996

 Assets
    Cash:
       Unrestricted                                               $  2,430
       Restricted--tenant security deposits                            310
    Accounts receivable                                                 24
    Escrow for taxes                                                   189
    Restricted escrows                                                 921
    Other assets                                                       575
    Investment properties:
      Land                                         $  4,610
      Buildings and related personal property        35,438
                                                     40,048
      Less accumulated depreciation                 (19,244)        20,804

                                                                  $ 25,253

 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                              $    204
    Tenant security deposits                                           305
    Accrued taxes                                                      162
    Other liabilities                                                  424
    Mortgage notes payable                                          24,690

 Partners' Capital (Deficit)
    General partners                               $ (3,280)
    Limited partners (49,196 units
       issued and outstanding)                        2,748           (532)

                                                                  $ 25,253

           See Accompanying Notes to Consolidated Financial Statements

b)                      CONSOLIDATED CAPITAL GROWTH FUND

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except for unit data)

                                                        Three Months Ended
                                                             March 31,
                                                        1996            1995
 Revenues:
     Rental income                                     $ 2,594         $ 2,694
     Other income                                          170             294
      Total revenues                                     2,764           2,988

 Expenses:
     Operating                                             664           1,009
     General and administrative                             95              81
     Property management fees                              136             141
     Partnership management fees                           123             490
     Maintenance                                           307             284
     Depreciation                                          455             498
     Interest                                              498             211
     Property taxes                                        175             187
      Total expenses                                     2,453           2.901

     Gain on sale of investment property                    --           3,693
     Loss on disposal of property                           --             (63)

 Income before extraordinary item                          311           3,717

 Extraordinary (loss) gain on early
     extinguishment of debt                               (119)            121

     Net income                                        $   192         $ 3,838

 Net income allocated to general partners (1%)         $     2         $    38
 Net income allocated to limited partners (99%)            190           3,800

                                                       $   192         $ 3,838

 Per limited partnership unit:
     Income before extraordinary item                  $  6.26         $ 74.80
     Extraordinary item                                  (2.40)           2.44

 Net income per limited partnership unit               $  3.86         $ 77.24

           See Accompanying Notes to Consolidated Financial Statements

c)                      CONSOLIDATED CAPITAL GROWTH FUND

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                      (in thousands, except for unit data)

                                    Limited
                                  Partnership    General      Limited
                                      Units      Partners     Partners          Total
 Original capital contributions      49,196     $      1      $ 49,196        $ 49,197

 Partners' capital (deficit)
    at December 31, 1995             49,196     $ (3,267)     $  4,057        $    790

 Distributions to partners               --          (15)       (1,499)         (1,514)

 Net income for the three
    months ended March 31, 1996          --            2           190             192

 Partners' capital (deficit)
    at March 31, 1996                49,196     $ (3,280)     $  2,748        $   (532)


            See Accompanying Notes to Consolidated Financial Statements



d)                      CONSOLIDATED CAPITAL GROWTH FUND

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                              Three Months Ended
                                                                   March 31,
                                                             1996           1995
 Cash flows from operating activities:
    Net income                                             $    192       $  3,838
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                             455            498
       Amortization of loan costs and mortgage discounts         12              8
       Gain on sale of investment property                       --         (3,693)
       Loss (gain) on early extinguishment of debt               96           (121)
       Loss on disposal of property                              --             63
       Change in accounts:
        Restricted cash                                           1             81
        Accounts receivable                                      11             44
        Escrows for taxes                                       (62)          (209)
        Other assets                                             23             51
        Accounts payable                                       (104)           133
        Tenant security deposit liabilities                      (5)           (45)
        Accrued taxes                                           162           (172)
        Other liabilities                                         8              5

            Net cash provided by operating activities           789            481

 Cash flows from investing activities:
    Property improvements and replacements                     (245)          (413)
    Cash received from sale of securities
       available for sale                                        --          4,441
    Proceeds from sale of investment property                    --          7,966
    Receipts from restricted escrows                             --             74
    Deposits to restricted escrows                               (3)            --

            Net cash (used in) provided by
                investing activities                           (248)        12,068

 Cash flows from financing activities:
    Payments on mortgage notes payable                          (32)           (98)
    Repayment of mortgage notes payable                      (1,282)        (4,850)
    Distributions to partners                                (1,514)        (5,509)

            Net cash used in financing activities            (2,828)       (10,457)

 Net (decrease) increase in cash and cash equivalents        (2,287)         2,092

 Cash and cash equivalents at beginning of period             4,717          2,358
 Cash and cash equivalents at end of period                $  2,430       $  4,450

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $    420       $    179

           See Accompanying Notes to Consolidated Financial Statements


e)                      CONSOLIDATED CAPITAL GROWTH FUND

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited consolidated financial statements of Consolidated Capital Growth Fund (the "Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Limited Partnership Agreement ("Agreement") provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with Insignia Financial Group, Inc. and certain of its affiliates were charged to expense in 1996 and 1995:


                                                 For the Three Months Ended
                                                          March 31,
                                                   1996                1995
                                                        (in thousands)


 Property management fees                          $ 136               $ 141
 Reimbursement for services of affiliates             48                  66
 Partnership management fees (1)                     123                 490

   (1) The Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services.

   The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note C - Disposition of Real Estate

   On February 10, 1995, the General Partner, on behalf of the Partnership, executed a contract for the sale of Forest Hills Apartments for a gross sales price of $8.25 million. The Partnership realized a net gain of approximately $3.7 million on the sale after repayment of the related mortgage debt and other closing costs.

The following table sets forth the statement of operations for Forest Hills Apartments at March 31, 1995:

                                                  Three Months Ended
                                                    March 31, 1995
 Revenues:
    Rental income                                      $  235
    Other income                                           69
       Total revenues                                     304
 Expenses:
    Operating                                             269
    Property management fees                               13
    Maintenance                                            57
    Depreciation                                           45
    Interest                                               39
    Property taxes                                         70
       Total expenses                                     493

    Gain on sale of real estate                         3,693

 Income before extraordinary item                       3,504
 Extraordinary gain on early
    extinguishment of debt                                121

       Net income                                      $3,625

Note D - Early Extinguishment of Debt

   In March 1996, the Partnership paid off the first and second mortgages of Tahoe Springs totaling approximately $1,282,000, with a portion of the refinancing proceeds received in December 1995 from the refinancing of Breckinridge Square, Churchill Park and The Lakes. An extraordinary gain on early extinguishment of debt in the amount of approximately $119,000 was recorded upon payoff of the mortgage notes. Of this amount, approximately $96,000 was recorded due to the write off of the remaining mortgage note discount and approximately $24,000 was recorded due to prepayment penalties incurred.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The Partnership's investment properties consists of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                                       Average
                                                      Occupancy
 Property                                         1996         1995

 Breckinridge Square
   Louisville, Kentucky                             94%          93%

 Churchill Park
   Louisville, Kentucky                             91%          93%

 The Lakes
   Raleigh, North Carolina                          95%          92%

 Tahoe Springs
   Miami, Florida                                   95%          93%


Results of Operations

  The Partnership's net income as shown in the financial statements for the three months ended March 31, 1996, was $192,000 versus net income of $3,838,000 for the corresponding period of 1995. The decrease in net income for the three months ended March 31, 1996, is primarily due to the recognition of a $3,693,000 gain on the sale of Forest Hills Apartment complex in February 1995. Also in 1995, the Partnership recognized a $121,000 extraordinary gain on early extinguishment of debt as a result of a partial forgiveness of debt by the mortgage holder upon the sale of Forest Hills Apartments. In the three months ended March 31, 1996, a $119,000 extraordinary loss on the early extinguishment of debt at Tahoe Springs was recognized as a result of the write off of the related mortgage note discounts and prepayment penalties paid in connection with the early payoff of the mortgage notes.

  Contributing to the decrease in net income was a decrease in rental income as a direct result of the sale of Forest Hills. The remaining properties have experienced stable occupancy and increased rental income. Also contributing to the decrease in net income for the three months ended March 31, 1996, was a decrease in other income which resulted from lower interest income due to a decrease in securities available for sale. During the three months ended March 31, 1995, the securities available for sale were liquidated to facilitate the $5,509,000 distribution paid to the partners in March 1995.

  Offsetting the decrease in net income for the three months ended March 31, 1996, was a decrease in total expenses. Operating expenses decreased due to the sale of Forest Hills Apartments in February 1995. Utilities also decreased at Churchill Park and Tahoe Springs due to the installation of water saving devices in all of the units. General and administrative expenses increased due to the payment of approximately $12,000 in taxes on behalf of CCGF Associates, Ltd., a wholly owned subsidiary. Also, partnership management fees decreased due to the decrease in distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement). Offsetting the decrease in expenses, but contributing to the decrease in net income was an increase in interest expense, which resulted from the mortgage refinancing at Breckinridge Square and new mortgage financing at The Lakes and Churchill Park, all of which closed in December 1995.

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

Liquidity and Capital Resources

  At March 31, 1996, the Partnership had unrestricted cash of $2,430,000 versus $4,450,000 at March 31, 1995. Net cash provided by operating activities increased during the three months ended March 31, 1996, as compared to the corresponding period of 1995, primarily as a result of an increase in accrued taxes. Net cash used in investing activities increased due to cash received in 1995 from securities available for sale and the proceeds received in 1995 from the sale of Forest Hills Apartments. Net cash used in financing activities decreased due to repayment of the mortgage note payable of Forest Hills in 1995 and a decrease in cash distributions paid in the first quarter of 1996.

  The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $24,690,000 requires monthly interest only payments. These notes require balloon payments on December 1, 2005, at which time the properties will either be refinanced or sold. During March 1996, the Partnership distributed $1,363,000 or $27.71 per Unit, to the limited partners. The General Partner received a matching distribution of $14,000. Also during the first quarter of 1996, the Partnership paid $137,000 to the Georgia Department of Revenue for withholding taxes related to income generated by Forest Hills, located in Georgia. These taxes have been treated as a distribution to the partners and have been allocated $136,000 to the limited partners and $1,000 to the General Partner. A distribution of $5,449,000 or $110.77 per unit was made to the limited partners with a matching distribution of $60,000 to the General Partner in March 1995. Future cash distributions will depend on the levels of cash generated from operations, capital expenditure requirements, property sales, refinancings and the availability of cash reserves.


                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)  Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)  Reports on Form 8-K:

           None filed during the quarter ended March 31, 1996.




                                   SIGNATURES



  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CONSOLIDATED CAPITAL GROWTH FUND

                                   By: CONCAP EQUITIES, INC.
                                       the General Partner



                                   By:/s/ Carroll D. Vinson
                                      Carroll D. Vinson
                                      President




                                   By:/s/ Robert D. Long, Jr.
                                      Robert D. Long, Jr.
                                      Vice President/CAO

                                   Date:  April 29, 1996