Form 10QSB
period 1996-06-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 1996-07-31
CIK 201529

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


                  For the quarterly period ended June 30, 1996

                                       or

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

                                  June 30, 1996

 Assets
    Cash:
       Unrestricted                                                $ 3,042
       Restricted--tenant security deposits                            326
    Accounts receivable                                                 26
    Escrow for taxes                                                   374
    Restricted escrows                                                 833
    Other assets                                                       561
    Investment properties:
      Land                                         $  4,610
      Buildings and related personal property        35,738
                                                     40,348
      Less accumulated depreciation                 (19,711)        20,637
                                                                   $25,799


 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                               $   255
    Tenant security deposits                                           324
    Accrued taxes                                                      337
    Other liabilities                                                  504
    Mortgage notes payable                                          24,690

 Partners' Capital (Deficit)
    General partner                               $  (3,277)
    Limited partners (49,196 units
      issued and outstanding)                         2,966           (311)
                                                                   $25,799


           See Accompanying Notes to Consolidated Financial Statements

b)                      CONSOLIDATED CAPITAL GROWTH FUND

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                         1996          1995        1996        1995
 Revenues:
    Rental income                       $2,631        $2,471      $5,225      $5,166
    Other income                           181           422         351         716
          Total revenues                 2,812         2,893       5,576       5,882

 Expenses:
    Operating                              885           799       1,685       2,013
    General and administrative             123           105         218         185
    Partnership management fees             --            --         123         490
    Maintenance                            436           328         743         613
    Depreciation                           466           432         921         930
    Interest                               441           163         939         374
    Property taxes                         175           202         350         389
          Total expenses                 2,526         2,029       4,979       4,994

    Gain on sale of
       investment property                  --            --          --       3,693

 Income before extraordinary item          286           864         597       4,581

 Extraordinary (loss) gain on early
    extinguishment of debt                  --            --        (119)        121

          Net income                    $  286        $  864      $  478      $4,702

 Net income allocated
    to general partner (1%)             $    3        $    9      $    5      $   47
 Net income allocated
    to limited partners (99%)              283           855         473       4,655

                                        $  286        $  864      $  478      $4,702

 Per limited partnership unit:
    Income before extraordinary item    $ 5.75        $17.38      $12.01      $92.18
    Extraordinary item                      --            --       (2.40)       2.44

 Net income per limited
    partnership unit                    $ 5.75        $17.38      $ 9.61      $94.62

           See Accompanying Notes to Consolidated Financial Statements


c)                      CONSOLIDATED CAPITAL GROWTH FUND

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                      (in thousands, except for unit data)


                                    Limited
                                  Partnership    General      Limited
                                     Units       Partner      Partners          Total
 Original capital contributions      49,196     $      1      $ 49,196        $ 49,197

 Partners' capital (deficit)
    at December 31, 1995             49,196     $ (3,267)     $  4,057        $    790

 Distributions to partners                           (15)       (1,564)         (1,579)

 Net income for the six months
    ended June 30, 1996                                5           473             478

 Partners' capital (deficit)
    at June 30, 1996                 49,196     $ (3,277)     $  2,966        $   (311)

           See Accompanying Notes to Consolidated Financial Statements


d)                      CONSOLIDATED CAPTIAL GROWTH FUND

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Six Months Ended
                                                                     June 30,
                                                               1996           1995
 Cash flows from operating activities:
    Net income                                                $   478       $  4,702
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                921            930
      Amortization of loan costs                                   25             16
      Gain on sale of investment property                          --         (3,693)
      Loss (gain) on early extinguishment of debt                  96           (121)
      Loss on disposal of property                                 --             67
      Change in accounts:
        Restricted cash                                           (15)            79
        Accounts receivable                                        10             53
        Escrows for taxes                                        (247)          (410)
        Other assets                                               25            124
        Accounts payable                                          (53)            89
        Tenant security deposit liabilities                        15            (37)
        Accrued taxes                                             337              7
        Other liabilities                                          85            (11)

            Net cash provided by operating activities           1,677          1,795

 Cash flows from investing activities:
    Property improvements and replacements                       (544)          (589)
    Cash received from sale of securities
      available for sale                                           --          4,441
    Proceeds from sale of investment property                      --          7,966
    Receipts from restricted escrows                               96            411
    Deposits to restricted escrows                                (11)            --

            Net cash (used in) provided by
              investing activities                               (459)        12,229

 Cash flows from financing activities:
    Payments on mortgage notes payable                            (32)          (223)
    Repayment of mortgage notes payable                        (1,282)        (4,850)
    Distributions to partners                                  (1,579)        (5,623)

            Net cash used in financing activities              (2,893)       (10,696)

 Net (decrease) increase in cash and cash equivalents          (1,675)         3,328

 Cash and cash equivalents at beginning of period               4,717          2,358
 Cash and cash equivalents at end of period                   $ 3,042       $  5,686

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                    $   810       $    334

           See Accompanying Notes to Consolidated Financial Statements


e)                      CONSOLIDATED CAPITAL GROWTH FUND

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Growth Fund (the "Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the six month period ended June 30, 1996 and 1995, respectively. Such fees are included in operating expense on the consolidated statement of operations and are reflected in the following table. The Limited Partnership Agreement ("Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Such reimbursements are included in general and administrative expense on the consolidated statement of operations. The General Partner and its current and former affiliates received reimbursements and fees as reflected in the following table:

                                                   For the Six Months Ended
                                                           June 30,
                                                   1996                1995
                                                        (in thousands)

 Property management fees                          $ 274               $ 270
 Reimbursement for services of affiliates            116                 147
 Partnership management fees (1)                     123                 490


   (1) The Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services.

On July 1, 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note C - Disposition of Real Estate

On February 10, 1995, the General Partner, on behalf of the Partnership, executed a contract for the sale of Forest Hills Apartments for a gross sales price of $8.25 million. The Partnership realized a net gain of approximately $3.7 million on the sale after repayment of the related mortgage debt and other closing costs.

The following table sets forth the statement of operations for Forest Hills Apartments at June 30, 1995:

                                                  Six Months Ended
                                                    June 30, 1995
            Revenues:
               Rental income                             $  234
               Other income                                  77
                 Total revenues                             311
            Expenses:
               Operating                                    272
               Maintenance                                   57
               Depreciation                                  45
               Interest                                      39
               Property taxes                                70
                 Total expenses                             483

               Gain on sale of real estate                3,693

            Income before extraordinary item              3,521
            Extraordinary gain on early
               extinguishment of debt                       121

                 Net income                              $3,642


Note D - Early Extinguishment of Debt

In March 1996, the Partnership paid off the first and second mortgages of Tahoe Springs totaling approximately $1,282,000, with a portion of the refinancing proceeds received in December 1995 from the refinancing of Breckinridge Square, Churchill Park and The Lakes. An extraordinary gain on early extinguishment of debt in the amount of approximately $119,000 was recorded upon payoff of the mortgage notes. Of this amount, approximately $96,000 was recorded due to the write off of the remaining mortgage note discount and approximately $23,000 was recorded due to prepayment penalties incurred.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consists of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:


                                                       Average
                                                      Occupancy
 Property                                         1996         1995

 Breckinridge Square
   Louisville, Kentucky                            94%         92%

 Churchill Park
   Louisville, Kentucky                            92%         92%

 The Lakes
   Raleigh, North Carolina                         95%         92%

 Tahoe Springs
   Miami, Florida                                  95%         93%

Results of Operations

The Partnership's net income as shown in the financial statements for the six months ended June 30, 1996, was approximately $478,000 versus net income of approximately $4,702,000 for the corresponding period of 1995. The Partnership's net income for the three months ended June 30, 1996, was approximately $286,000 compared to approximately $864,000 for the same period in 1995. The decrease in net income for the six months ended June 30, 1996, is primarily due to the recognition of a $3,693,000 gain on the sale of Forest Hills Apartment complex in February 1995. Also, in 1995 the Partnership recognized a $121,000 extraordinary gain on early extinguishment of debt as a result of a partial forgiveness of debt by the mortgage holder upon the sale of Forest Hills Apartments. In the six months ended June 30, 1996, a $119,000 extraordinary loss on the early extinguishment of debt at Tahoe Springs was recognized as a result of the write off of the related mortgage note discounts and prepayment penalties paid in connection with the early payoff of the mortgage notes. The decrease in net income for the three month period ended June 30, 1996, is primarily due to the increase in total expenses as explained below. Contributing to the decrease in net income during the three and six month periods ended June 30, 1996, was a decrease in other income, which resulted from lower interest income due to a decrease in securities available for sale. During the six months ended June 30, 1995, the securities available for sale were liquidated to facilitate the $5,509,000 distribution paid to the partners in March 1995.

The decrease in net income during the three and six month periods ended June 30, 1996, was also caused by an increase in total expenses. The increase in total expenses was primarily attributable to an increase in interest expense, which resulted from the mortgage refinancing at Breckinridge Square and new mortgage financing at The Lakes and Churchill Park, all of which closed in December 1995. Maintenance expenses increased due to major landscaping to deter water retention at The Lakes and significant HVAC repairs incurred at Tahoe Springs. General and administrative expense increased due to the payment of approximately $36,000 to Louisville-Jefferson Revenue Commission for Partnership occupational license fees for Breckinridge Square and Churchill Park, which are located in Louisville, Kentucky. The decrease in operating expense for the six months ended June 30, 1996, is attributable to the sale of Forest Hills Apartments in February 1995. The increase in operating expenses for the three months ended June 30, 1996, is primarily due to increases in utilities and personnel costs. Utilities have increased due to the extraordinarily cold spring experienced in the South. Personnel costs have increased due to the hiring of additional employees to fill vacancies in both full and part-time positions. Offsetting this increase in expenses was a decrease in partnership management fees for the six months ended June 30, 1996, due to the decrease in distributions made to the limited partners from "cash available for distribution" (as defined in the agreement). Property tax expense decreased during the three and six month periods ended June 30, 1996, due to the fact that the current expense is being accrued based on the assumption that the Partnership will take advantage of early payment discounts available from most of the taxing authorities. These discounts were not known to have existed at the time the tax expense was accrued at June 30, 1995.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At June 30, 1996, the Partnership had unrestricted cash of approximately $3,042,000 versus approximately $5,686,000 at June 30, 1995. Net cash provided by operating activities decreased primarily due to a decrease in accounts payable. Offsetting the decrease in accounts payable was an increase in accrued taxes due to the timing of payments to the taxing authorities. Net cash used in investing activities increased due to cash received in 1995 from securities available for sale and the proceeds received in 1995 from the sale of Forest Hills Apartments. Net cash used in financing activities decreased due to the repayment of the mortgage note payable on Forest Hills in 1995 and a decrease in cash distributions paid in the first six months of 1996.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $24,690,000 requires monthly interest only payments. These notes require balloon payments on December 1, 2005, at which time the properties will either be refinanced or sold. During March 1996, the Partnership distributed approximately $1,363,000 or $27.71 per Unit, to the limited partners. The General Partner received a matching distribution of approximately $14,000. Also, during the first quarter of 1996, the Partnership paid approximately $137,000 to the Georgia Department of Revenue for withholding taxes related to income generated by Forest Hills, located in Georgia. During the second quarter of 1996, the Partnership paid approximately $65,000 to the North Carolina Department of Revenue for withholding taxes related to income generated by The Lakes, located in North Carolina. These taxes have been treated as a distribution to the partners and have been allocated approximately $201,000 to the limited partners and approximately $1,000 to the General Partner. A distribution of approximately $5,449,000 or $110.77 per unit was made to the limited partners with a matching distribution of $60,000 to the General Partner in March 1995. Also, as of June 30, 1995, the Partnership owed approximately $114,000 to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in North Carolina. These taxes have been treated as a distribution to the limited partners. Future cash distributions will depend on the levels of cash generated from operations, capital expenditure requirements, property sales, refinancings and the availability of cash reserves.


                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)  Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)  Reports on Form 8-K:

           None filed during the quarter ended June 30, 1996.



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



                                   Date:  July 31, 1996