Form 10QSB
period 1996-09-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 1996-10-30
CIK 201529

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


               For the quarterly period ended September 30, 1996

                                       or

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


ITEM 1.FINANCIAL STATEMENTS


a)                     CONSOLIDATED CAPITAL GROWTH FUND

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                 (in thousands)

                               September 30, 1996


Assets
  Cash:
     Unrestricted                                                $ 1,778
     Restricted--tenant security deposits                            337
  Accounts receivable                                                 37
  Escrow for taxes                                                   575
  Restricted escrows                                                 823
  Other assets                                                       553
  Investment properties:
    Land                                          $  4,610
    Buildings and related personal property         36,044
                                                    40,654
    Less accumulated depreciation                  (20,190)       20,464
                                                                 $24,567

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                               $    93
  Tenant security deposits                                           336
  Accrued taxes                                                      451
  Other liabilities                                                  450
  Mortgage notes payable                                          24,690

Partners' Capital (Deficit)
  General partner                                 $ (3,342)
  Limited partners (49,196 units
    issued and outstanding)                          1,889        (1,453)
                                                                 $24,567

          See Accompanying Notes to Consolidated Financial Statements


b)                        CONSOLIDATED CAPITAL GROWTH FUND

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                         Three Months Ended          Nine Months End
                                            September 30,             September 30,
                                           1996         1995         1996         1995
Revenues:
  Rental income                         $2,680        $2,546      $7,905        $ 7,712
  Other income                             242           317         593          1,033
       Total revenues                    2,922         2,863       8,498          8,745

Expenses:
  Operating                                914           861       2,598          2,874
  General and administrative               131           138         349            323
  Partnership management fees               90           123         213            613
  Maintenance                              483           644       1,226          1,257
  Depreciation                             479           462       1,401          1,392
  Interest                                 442           160       1,381            534
  Property taxes                           114           146         464            535
       Total expenses                    2,653         2,534       7,632          7,528

  Gain on sale of
     investment property                    --            --          --          3,693

Income before extraordinary item           269           329         866          4,910

Extraordinary (loss) gain on early
  extinguishment of debt                    --            --        (119)           121

       Net income                       $  269        $  329      $  747        $ 5,031

Net income allocated
  to general partner (1%)               $    2        $    3      $    7        $    50
Net income allocated
  to limited partners (99%)                267           326         740          4,981

                                        $  269        $  329      $  747        $ 5,031

Per limited partnership unit:
  Income before extraordinary item      $ 5.41        $ 6.62      $17.42        $ 98.80
  Extraordinary (loss) gain on
     early extinguishment of debt           --            --       (2.40)          2.44
Net income per limited
     partnership unit                   $ 5.41        $ 6.62      $15.02        $101.24

          See Accompanying Notes to Consolidated Financial Statements

c)                           CONSOLIDATED CAPITAL GROWTH FUND

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                      (in thousands, except for unit data)

                                    Limited
                                  Partnership     General      Limited
                                     Units        Partner      Partners       Total

Original capital contributions      49 196       $     1       $49,196       $49,197

Partners' capital (deficit)
  at December 31, 1995              49,196       $(3,267)      $ 4,057       $   790

Distributions to partners                            (82)       (2,908)       (2,990)

Net income for the nine months
  ended September 30, 1996                             7           740           747

Partners' capital (deficit)
  at September 30, 1996             49,196       $(3,342)      $ 1,889       $(1,453)

          See Accompanying Notes to Consolidated Financial Statements

d)                         CONSOLIDATED CAPITAL GROWTH FUND

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                Nine Months Ended
                                                                   September 30,
                                                               1996            1995
Cash flows from operating activities:
  Net income                                                  $  747         $  5,031
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                               1,401            1,392
    Amortization of discounts and loan costs                      38               23
    Gain on sale of investment property                           --           (3,693)
    Loss (gain) on early extinguishment of debt                   96             (121)
    Loss on disposal of property                                  --               67
    Change in accounts:
      Restricted cash                                            (26)              87
      Accounts receivable                                         (1)              23
      Escrows for taxes                                         (448)            (445)
      Other assets                                                47              (59)
      Accounts payable                                          (215)             493
      Tenant security deposit liabilities                         26              (41)
      Accrued taxes                                              451               37
      Other liabilities                                           34             (131)

         Net cash provided by operating activities             2,150            2,663

Cash flows from investing activities:
  Property improvements and replacements                        (851)            (806)
  Cash received from sale of securities
    available for sale                                            --            4,441
  Proceeds from sale of investment property                       --            7,966
  Receipts from restricted escrows                               118              444
  Deposits to restricted escrows                                 (24)              --

         Net cash (used in) provided by
           investing activities                                 (757)          12,045

Cash flows from financing activities:
  Payments on mortgage notes payable                             (32)            (332)
  Repayment of mortgage notes payable                         (1,282)          (4,850)
  Loan costs paid                                                (28)              --
  Distributions to partners                                   (2,990)          (7,107)

         Net cash used in financing activities                (4,332)         (12,289)

Net (decrease) increase in cash and cash equivalents          (2,939)           2,419

Cash and cash equivalents at beginning of period               4,717            2,358
Cash and cash equivalents at end of period                   $ 1,778         $  4,777

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $ 1,239         $    487

           See Accompanying Notes to Consolidated Financial Statements

e)                       CONSOLIDATED CAPITAL GROWTH FUND

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Growth Fund (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the nine month periods ended September 30, 1996 and 1995, respectively. Such fees are included in operating expense on the consolidated statements of operations and are reflected in the following table. The Limited Partnership Agreement ("Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its current and former affiliates received reimbursements and fees as reflected in the following table:


                                                  For the Nine Months Ended
                                                        September 30,
                                                  1996                 1995
                                                      (in thousands)

Property management fees                          $ 414                $ 405
Reimbursement for services of affiliates (1)        158                  184
Partnership management fees (2)                     213                  613


  (1) Included in "reimbursements for services of affiliates" for 1996 is approximately $13,000 in reimbursements for construction oversight costs.

  (2) The Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services.

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

The following table sets forth the statement of operations for Forest Hills Apartments for the nine months ended September 30, 1995:

                                      Nine Months Ended
                                     September 30, 1995
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



NOTE D - EARLY EXTINGUISHMENT OF DEBT

In March 1996, the Partnership paid off the first and second mortgages of Tahoe Springs totaling approximately $1,282,000, with a portion of the refinancing proceeds received in December 1995 from the refinancing of Breckinridge Square, Churchill Park and The Lakes. An extraordinary loss on early extinguishment of debt in the amount of approximately $119,000 was recorded upon payoff of the mortgage notes. Of this amount, approximately $96,000 was recorded due to the write off of the remaining mortgage note discount and approximately $23,000 was recorded due to prepayment penalties incurred.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                     Average
                                                    Occupancy
Property                                          1996         1995
Breckinridge Square
 Louisville, Kentucky                              94%          92%

Churchill Park
 Louisville, Kentucky                              93%          94%

The Lakes
 Raleigh, North Carolina                           95%          93%

Tahoe Springs
 Miami, Florida                                    95%          92%

Results of Operations

The Partnership's net income for the nine months ended September 30, 1996, was approximately $747,000 versus net income of approximately $5,031,000 for the nine months ended September 30, 1995. The Partnership's net income for the three months ended September 30, 1996, was approximately $269,000 compared to approximately $329,000 for the same period in 1995. The decrease in net income for the nine months ended September 30, 1996, is primarily due to the recognition of a $3,693,000 gain on the sale of Forest Hills Apartment complex in February 1995. Also, in 1995 the Partnership recognized a $121,000 extraordinary gain on early extinguishment of debt as a result of a partial forgiveness of debt by the mortgage holder upon the sale of Forest Hills Apartments. In the nine months ended September 30, 1996, a $119,000 extraordinary loss on the early extinguishment of debt at Tahoe Springs was recognized as a result of the write off of the related mortgage note discounts and prepayment penalties paid in connection with the early payoff of the mortgage notes. The decrease in net income for the three month period ended September 30, 1996, is primarily due to the increase in total expenses as explained below. Contributing to the decrease in net income during the three and nine month periods ended September 30, 1996, was a decrease in other income, which resulted from a decrease in interest income due to a decrease in securities available for sale and cash reserves. Prior to March 31, 1995, all securities available for sale were liquidated in order to facilitate the $7,107,000 distributions paid to the partners during the nine months ended September 30, 1995. Additionally, interest bearing cash accounts were further depleted to fund the $2,990,000 distributed to the partners during the nine months ended September 30, 1996. The decrease in other income for the three months ended September 30, 1996, was offset by increases in deposit forfeitures, late charges and receipt of a tax refund. These charges increased as a result of higher occupancy at Breckinridge Square, The Lakes and Tahoe Springs. In addition, Tahoe Springs received a $76,000 tax refund on their 1995 property taxes in July 1996.

Net income decreased during the three and nine month periods ended September 30, 1996, due to an increase in total expenses. The increase in total expenses was primarily attributable to an increase in interest expense, which resulted from the mortgage refinancing at Breckinridge Square and new mortgage financing at The Lakes and Churchill Park, all of which closed in December 1995.

Partially offsetting the increase in total expenses was a decrease in partnership management fees, maintenance expense and property taxes.

Maintenance expenses decreased for the three months ended September 30, 1996, due to increased expenses in the third quarter of 1995. During the same three month period in 1995, The Lakes incurred major repairs and replacements of stairwells, atrium area repairs and floor coverings. In addition, the property incurred major landscaping renovation costs. Breckinridge Square Apartments incurred maintenance expenses for roof and balcony repairs as well as hallway texturing.

Property tax expense decreased for the three and nine month periods ended September 30, 1996, as a result of lower tax expense estimates for 1996. These lower estimates are based upon the taxes paid in 1995, less the tax refund received upon the successful appeal of the taxes assessed at Tahoe Springs in 1995. Partnership management fees for the three and nine months ended September 30, 1996, decreased due to the decrease in distributions made to limited partners from "cash available for distribution" (as defined in the Agreement).

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels, and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 1996, the Partnership had unrestricted cash of approximately $1,778,000 versus approximately $4,777,000 at September 30, 1995. Net cash provided by operating activities decreased primarily due to a decrease in accounts payable due to the timing of payments. Offsetting the decrease in accounts payable was an increase in accrued taxes due to the timing of payments to the taxing authorities. Net cash used in investing activities increased due to cash received in 1995 from securities available for sale and the proceeds received in 1995 from the sale of Forest Hills Apartments. Net cash used in financing activities decreased due to the repayment of the mortgage note payable on Forest Hills in 1995, and a decrease in cash distributions paid during the nine months ended September 30, 1996.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $24,690,000 requires monthly interest only payments. These notes require balloon payments on December 1, 2005, at which time the properties will either be refinanced or sold. During the nine months ended September 30, 1996, the Partnership distributed approximately $2,908,000 to the limited partners and approximately $82,000 to the General Partner. Included in these amounts are payments made by the Partnership to the Georgia Department of Revenue and the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment properties located in those states. These payments were treated as distributions to the partners. During the nine months ended September 30, 1995, the Partnership distributed approximately $7,033,000 to the limited partners and approximately $74,000 to the General Partner. Included in these amounts are amounts paid and accrued for withholding taxes to the North Carolina Department of Revenue. These taxes relate to income generated by the Partnership's investment property located in that state. These payments and accruals were treated as distributions to the partners. Future cash distributions will depend on the levels of cash generated from operations, capital expenditure requirements, property sales, refinancings and the availability of cash reserves.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)  Reports on Form 8-K:

         None filed during the quarter ended September 30, 1996.



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


                             Date: October 30, 1996