Form 10KSB
period 1996-12-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 1997-03-20
CIK 201529

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(d)
                  (As last amended by 34-31905, eff. 4/26/93)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1996
                                      or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $11,313,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the Registrant is not available. Should a trading number develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

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

Upon the Partnership's formation in 1976, five individuals were the general partners of the Partnership. These individuals were all shareholders of Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation. As a result of a succession of agreements, CCEC became the Partnership's Managing Agent. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware Corporation ("CEI" or "General Partner"), acquired CCEC's interest as Managing Agent in the Partnership and its general partner interests in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and was elected general partner in all 16 partnerships. The selection of CEI as the sole general partner of the Partnership was approved by a majority of the Limited Partners on August 10, 1990. As part of this solicitation, the Limited Partners also approved the conversion of the five individual general partners from general partners to special limited partners and an amendment to the Partnership Agreement to limit changes of control of the Partnership thereby leaving CEI as the sole general partner of the Partnership. All of CEI's outstanding stock is owned by an affiliate of Insignia Financial Group, Inc. ("Insignia").

The Partnership currently owns and operates four apartment complexes, ranging in age from 24 to 27 years old and principally located in the southeastern United States. All but one of these properties, the Breckenridge Square Apartments, located in Louisville, Kentucky, were previously sold and have been reacquired by the Partnership after the borrowers were unable to perform under the terms of their note agreements.

CCGF Associates, Ltd. ("CCGF Associates"), the 99% owned limited partnership that held title to the Forest Hills Apartments filed for protection under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in May 1992. During the first quarter of 1994, CCGF Associates filed a first amendment to the Plan of Reorganization with the Bankruptcy Court, and in May 1994, the Plan of Reorganization was approved. The Plan of Reorganization provided for a reduction of the lender's allowed claim from in excess of $6.5 million, including accrued interest, to $5.8 million, required that CCGF Associates make a $1 million principal paydown in May 1994, provided for a reduction of the interest rate on the remaining $4.8 million note at 7.5% and extended the maturity date until April 16, 1995. The Partnership recognized an extraordinary gain of approximately $189,000 on the early extinguishment and modification of indebtedness pursuant to the Plan of Reorganization.

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

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are performed by CEI, the General Partner, and by Insignia Residential Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner. Pursuant to a management agreement between them, Insignia Residential Group, L.P. provides property management services to the Registrant.

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

                               Date of
      Property                 Purchase    Type of Ownership        Use

Breckinridge Square Apartments  10/78    Fee ownership, subject  Apartment
 Louisville, Kentucky                    to first mortgage.      294 units

Churchill Park Apartments       05/90    Fee ownership, subject  Apartment
 Louisville, Kentucky                    to first mortgage.      385 units

The Lakes Apartments            05/88    Fee ownership, subject  Apartment
 Raleigh, North Carolina                 to first mortgage.      600 units

Tahoe Springs Apartments        11/87    Fee ownership subject   Apartment
 Miami, Florida                          to first mortgage       368 units


Schedule of Properties:
  (dollar amounts in thousands)

                       Gross
                     Carrying   Accumulated                     Federal
Property               Value    Depreciation   Rate   Method   Tax Basis

Breckinridge Square
 Apartments           $ 7,478     $ 5,247    5-22 yrs   S/L    $ 2,524

Churchill Park
 Apartments             8,069       3,322    5-20 yrs   S/L      4,301

The Lakes
 Apartments            13,865       6,972    5-19 yrs   S/L      8,899

Tahoe Springs
 Apartments            11,693       5,142    5-20 yrs   S/L      8,486

  Total               $41,105     $20,683                      $24,210

See "Note A" to the financial statements in "Item 7." for a description of Partnership's depreciation policy.

Schedule of Mortgages:
  (dollar amounts in thousands)


                       Principal                                 Principal
                       Balance At                                 Balance
                      December 31,  Interest  Period    Maturity  Due At
Property                  1996        Rate   Amortized    Date   Maturity

Breckinridge Square
  1st mortgage        $ 6,000       6.95%      (1)      12/1/05    $ 6,000

Churchill Park
  1st mortgage          6,450       6.95%      (1)      12/1/05      6,450

The Lakes
  1st mortgage         12,240       6.95%      (1)      12/1/05     12,240

Tahoe Springs
  1st mortgage          6,000       7.33%      (1)      11/1/03      6,000

       Total          $30,690

(1) Payments are interest only.

  Average Annual Rental Rate and Occupancy:

                                  Average Annual            Average Annual
                                   Rental Rates               Occupancy
  Property                      1996          1995          1996      1995

  Breckinridge Square      $6,895/unit   $6,617/unit         93%       93%
  Churchill Park            6,313/unit    6,094/unit         93%       94%
  The Lakes                 6,801/unit    6,503/unit         94%       93%
  Tahoe Springs             7,476/unit    7,227/unit         95%       94%

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

Real estate taxes and rates in 1996 for each property were (dollar amounts in thousands):

                                            1996          1996
                                           Billing        Rate

Breckinridge Square                        $ 95          0.59%
Churchill Park                               85          0.94%
The Lakes                                   158          1.24%
Tahoe Springs                               250          2.27%

Item 3.  Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such matters are adequately covered by insurance and will be resolved without a material adverse effect on the business, financial condition, results of operations, or liquidity of the Partnership.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fiscal year ended December 31, 1996, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.



                                    PART II

Item 5. Market for Partnership Equity and Related Partner Matters

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of December 31, 1996, there were 2,997 holders of record owning an aggregate of 49,196 Units. Distributions of approximately $2,908,000 and approximately $22,944,000 were made to the limited partners in 1996 and 1995, respectively. Additionally, distributions of approximately $82,000 and $2,665,000 were made to the General Partner in 1996 and 1995, respectively.

Future distributions will depend on the levels of cash generated from operations, refinancings, property sales, and the availability of cash reserves. Subsequent to year end, the Partnership paid a distribution of approximately $6.2 million.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the twelve months ended December 31, 1996, was approximately $992,000 versus approximately $5,079,000 for the corresponding period of 1995. The decrease in net income is primarily attributable to the recognition of a gain of approximately $3,693,000 on the sale of Forest Hills Apartments in February 1995. Additionally in 1995, the Partnership recognized an extraordinary gain of approximately $21,000 on the early extinguishment of debt for Forest Hills Apartments as opposed to the recognition of an extraordinary loss of approximately $119,000 in 1996 due to early extinguishment of debt at Tahoe Springs. The 1996 extraordinary loss was a result of the write off of the related mortgage note discounts and prepayment penalties paid in connection with the early payoff of the mortgage notes. Also contributing to the decrease in net income was a decrease in other income resulting from a decrease in interest income due to a decrease in securities available for sale and cash reserves. Prior to March 31, 1995, all securities available for sale were liquidated in order to facilitate approximately $7.1 million of the $25.6 million distributed to the partners in 1995. The remainder of the 1995 distributions were paid from the proceeds of the December 1995 refinancing of Breckenridge Square, Churchill Park and The Lakes. Additionally, interest bearing accounts were further depleted to fund the $2,990,000 distributed to the partners during 1996. The decrease in other income was partially offset by the receipt of a $76,000 tax refund on the 1995 taxes in July 1996.

Net income also decreased during the year ended December 31, 1996, due to an increase in total expenses. The increase in total expenses was primarily attributable to an increase in interest expense, which resulted from the mortgage refinancing at Breckinridge Square and new mortgage financing at The Lakes and Churchill Park, all of which closed in December 1995.

Partially offsetting the increase in total expenses was a decrease in partnership management fees, maintenance expense, property taxes and the loss on disposal of property.

Maintenance expenses decreased for the year ended December 31, 1996, due to increased expenses in 1995. During the year ended December 31, 1995, the Lakes incurred major repairs and replacements of stairwells, atrium area repairs and floor coverings. In addition, the property incurred major landscaping renovation costs. Breckenridge Square Apartments incurred maintenance expenses for roof and balcony repairs as well as hallway texturing in 1995. Included in maintenance expense in 1996 is approximately $676,000 of major repairs and maintenance comprised primarily of major landscaping, exterior painting, window coverings, parking lot and swimming pool repairs and exterior and interior building improvements.

Property tax expense decreased for the year ended December 31, 1996, as a result of lower tax billings for 1996. These lower billings are primarily the result of the successful appeal of the taxes assessed at Tahoe Springs in 1995. Partnership management fees for the year ended December 31, 1996, decreased due to the decrease in distributions made to limited partners from "cash available for distribution" as defined in the Limited Partnership Agreement. The loss on disposal of property recognized in 1995 was the result of roof write-offs at three of the investment properties due to ongoing roof repairs in 1995.

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

Liquidity and Capital Resources

At December 31, 1996, the Partnership had unrestricted cash of approximately $7,763,000 versus approximately $4,718,000 at December 31, 1995. Net cash provided by operating activities decreased primarily due to a decrease in accounts payable due to the timing of payments to vendors. Net cash used in investing activities increased due to cash received in 1995 from securities available for sale and the proceeds received in 1995 from the sale of Forest Hills Apartments. Net cash provided by financing activities increased due to the repayment of the mortgage note payable on Forest Hills in 1995, and a decrease in cash distributions paid during the twelve months ended December 31, 1996.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

On December 15, 1995, the Partnership refinanced the mortgage notes at Breckinridge Square, Churchill Park and The Lakes. Of the $24,690,000 gross proceeds received in the refinancing, approximately $4,834,000 was used to pay off the old mortgage debt on Breckinridge Square. All three notes require monthly interest only payments at a stated interest rate of 6.95% and have balloon payments due December 1, 2005. In March 1996, the General Partner paid off the first and second mortgages of Tahoe Springs totaling $1,314,000 with a portion of the refinancing proceeds. Per the terms of these Notes, sixty (60) days written notice had been submitted to the Lender to notify them of such payment. On November 13, 1996, the Partnership financed Tahoe Springs. The Partnership received $6 million in gross proceeds from the financing. The mortgage note requires monthly interest only payments at a stated interest rate of 7.33% and has a balloon payment due November 1, 2003.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $30,690,000 requires monthly interest only payments. These notes require balloon payments on November 1, 2003, and December 1, 2005, at which time the properties will either be refinanced or sold. During the year ended December 31, 1996, the Partnership distributed approximately $2,908,000 to the limited partners and approximately $82,000 to the General Partner. Included in these amounts are payments made by the Partnership to the Georgia Department of Revenue and the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment properties located in those states. These payments were treated as distributions to the partners. In December 1995, the Partnership generated approximately $18,912,000 in net refinancing proceeds, and made a special distribution of $15,910,000 to the limited partners. A related distribution of approximately $2,590,000 was made to the General Partner. The remainder of the refinancing proceeds were used to pay off the $1,282,000 debt due on Tahoe Springs in March 1996. A distribution of $5,449,000 was made to the limited partners in March 1995. A related distribution of $60,000 was made to the General Partner. Also, during the third quarter of 1995, the Partnership distributed $1,363,000 to the limited partners. The General Partner received a related distribution of $14,000. During the third and fourth quarters of 1995, the Partnership paid $222,000 to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in North Carolina. These taxes have been treated as a distribution to the limited partners. The General Partner received a distribution of approximately $1,000 related to these payments. Subsequent to December 31, 1996, the Partnership paid a distribution of approximately $6.2 million to the partners. Future cash distributions will depend on the levels of cash generated from operations, capital expenditure requirements, property sales, refinancings and the availability of cash reserves.

Item 7.  Financial Statements


CONSOLIDATED CAPITAL GROWTH FUND

LIST OF FINANCIAL STATEMENTS


Report of Independent Auditors

Consolidated Balance Sheet--December 31, 1996

Consolidated Statements of Operations--Years ended December 31, 1996 and 1995

Consolidated Statements of Changes in Partners' Capital (Deficit)--Years ended
  December 31, 1996 and 1995

Consolidated Statements of Cash Flows--Years ended December 31, 1996 and 1995

Notes to Consolidated Financial Statements



                Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Growth Fund:


We have audited the accompanying consolidated balance sheet of Consolidated Capital Growth Fund as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Growth Fund as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                        /s/ERNST & YOUNG LLP

Greenville, South Carolina
January 24, 1997

                        CONSOLIDATED CAPITAL GROWTH FUND

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1996

Assets
    Cash and cash equivalents:
      Unrestricted                                                   $ 7,763
      Restricted-tenant security deposits                                346
    Accounts receivable                                                   46
    Escrow for taxes                                                     223
    Restricted escrows                                                   915

    Other assets                                                         707
    Investment properties:
     Land                                             $  4,610
     Buildings and related personal property            36,495
                                                        41,105
     Less accumulated depreciation                     (20,683)       20,422

                                                                     $30,422

Liabilities and Partners' Capital (Deficit)
Liabilities
    Accounts payable                                                 $   227
    Tenant security deposits                                             346
    Other liabilities                                                    367
    Mortgage notes payable                                            30,690

Partners' Capital (Deficit)
    General partner                                   $ (3,339)
    Limited partners (49,196 units
     issued and outstanding)                             2,131        (1,208)

                                                                     $30,422

          See Accompanying Notes to Consolidated Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                  Years Ended December 31,
                                                      1996        1995

Revenues:
  Rental income                                      $10,531     $10,300
  Other income                                           782       1,133
  Gain on disposition of investment property              --       3,693
       Total revenues                                 11,313      15,126

Expenses:
  Operating                                            3,511       3,717
  General and administrative                             443         408
  Partnership management fees                            213         613
  Maintenance                                          1,664       2,011
  Depreciation                                         1,894       1,869
  Interest                                             1,884         712
  Property taxes                                         593         671
  Loss on disposal of property                            --          67
       Total expenses                                 10,202      10,068

Income before extraordinary items                      1,111       5,058
Extraordinary (loss) gains on early
  extinguishments of debt, net                          (119)         21

  Net income                                         $   992     $ 5,079

Net income allocated to
  general partner (1%)                               $    10     $    51
Net income allocated to
  limited partner (99%)                                  982       5,028

                                                     $   992     $ 5,079

Per limited partnership unit:
  Income before extraordinary items                  $ 22.36     $101.79
  Extraordinary (loss) gains on early
     extinguishments of debt, net                      (2.40)        .42

Net income per limited partnership unit              $ 19.96     $102.21


          See Accompanying Notes to Consolidated Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)

                                  Limited
                                Partnership   General    Limited
                                   Units      Partner   Partners     Total

Original capital contributions     49,196    $      1    $ 49,196  $ 49,197
Partners' capital (deficit)
  at December 31, 1994             49,196        (653)     21,973    21,320

Net income                                         51       5,028     5,079

Distributions                                  (2,665)    (22,944)  (25,609)
Partners' capital (deficit)
  at December 31, 1995             49,196      (3,267)      4,057       790

Net income                                         10         982       992

Distributions                                     (82)     (2,908)   (2,990)
Partners' capital (deficit)
   at December 31, 1996            49,196    $ (3,339)   $  2,131  $ (1,208)


          See Accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except unit data)

                                                           Years Ended December 31,
                                                               1996         1995
Cash flows from operating activities:
  Net income                                                 $   992     $  5,079
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                               1,894        1,869
    Amortization of discounts and loan costs                      55           35
    Extraordinary loss (gain) on early
      extinguishments of debt, net                               119          (21)
    Gain on disposition of investment property                    --       (3,693)
    Loss on disposal of property                                  --           67
    Changes in assets and liabilities:
      Restricted cash                                            (35)          85
      Accounts receivable                                        (10)          42
      Escrows for taxes                                          (77)        (146)
      Other assets                                                30          (30)
      Accounts payable                                           (81)         233
      Property taxes                                              --         (289)
      Tenant security deposit liabilities                         36          (47)
      Other liabilities                                          (49)         (99)

      Net cash provided by operating activities                2,874        3,085

Cash flows from investing activities:
  Property improvements and replacements                      (1,302)      (1,239)
  Cash received from sale of securities
     available for sale                                           --        4,441
  Proceeds from sale of investment property                       --        7,966
  Deposits to restricted escrow                                 (451)        (899)
  Receipts from restricted escrow                                435          679
      Net cash (used in) provided by
         investing activities                                 (1,318)      10,948

Cash flows from financing activities:
  Proceeds from long-term borrowings                           6,000       24,690
  Loan costs                                                    (184)        (474)
  Payments on mortgage notes payable                             (55)        (662)
  Repayment of mortgage notes payable                         (1,282)      (9,618)
  Distributions paid                                          (2,990)     (25,609)

      Net cash provided by (used in) financing activities      1,489      (11,673)

Net increase in cash and cash equivalents                      3,045        2,360

Cash and cash equivalents at beginning of period               4,718        2,358
Cash and cash equivalents at end of period                   $ 7,763      $ 4,718
Supplemental disclosure of cash flow information:
   Cash paid for interest                                    $ 1,689      $   653

          See Accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Significant Accounting Policies

Organization: Consolidated Capital Growth Fund (the "Partnership"), a California limited partnership, was formed on December 20, 1976, to acquire and operate commercial and residential properties. Partnership operations commenced June 30, 1977, the date on which impound requirements were met. Upon the Partnership's formation in 1976, five individuals were the general partners of the Partnership. These individuals were all shareholders of Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation. As a result of a series of transactions, CCEC became the Partnership's Managing Agent. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") acquired CCEC's interest as managing agent in the Partnership and its general partner interests in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and was elected as managing general partner in all 16 partnerships. As part of the solicitation for approval of CEI as general partner, the Limited Partners also approved the conversion of the five individual general partners from general partners to special limited partners, thereby leaving CEI as the sole general partner of the Partnership. The Partnership owns and operates four apartment properties located in the South. All of CEI's outstanding stock is owned by an affiliate of Insignia Financial Group, Inc. ("Insignia").

Principles of Consolidation: The Partnership's financial statements include the accounts of CCGF Associates, Ltd. ("CCGF Associates") as of December 31, 1996 and 1995. CCGF Associates is the limited partnership which held title to the Forest Hills Apartments prior to its sale in February 1995. CCGF Associates is 99% owned by the Partnership. All intercompany transactions have been eliminated.

CCGF Associates was under protection of Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") on May 29, 1992, and in February 1995, the Partnership executed a contract for the sale of Forest Hills Apartments, as more fully described in "Note E."

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Restricted Escrows:

   Replacement Reserve Account - At the time of the December 15, 1995, refinancing, approximately $357,000 of the proceeds were designated for a "replacement reserve fund" for certain capital replacements (as defined in the Replacement Reserve Agreement) at Breckinridge Square, Churchill Park and The Lakes. At December 31, 1996, the balance was approximately $455,000.

   Repair Escrow Account - In addition to the Replacement Reserve Account, $542,269 of the refinancing proceeds were designated for a "repair escrow" to cover necessary repairs and replacements to be completed at Breckinridge Square, Churchill Park, and The Lakes within one year of closing. Additionally, at the time of the November 13, 1996, financing of Tahoe Springs, approximately $58,000 of the proceeds were also designated for a "repair escrow." At December 31, 1996, these repairs had not been completed. At December 31, 1996, the balance was approximately $460,000. All excess funds will be transferred into the Replacement Reserve Account once the required repairs are complete.

Escrows for Taxes: These funds are held by the Partnership and are designated for the payment of real estate taxes.

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

Loan Costs: Loan costs of approximately $685,000, less accumulated amortization of approximately $57,000 are included in other assets and are being amortized on a straight-line basis over the life of the loans. During 1996, in connection with the refinancing of Tahoe Springs, an additional $183,000 in loan costs was capitalized.

Cash and Cash Equivalents:

   Unrestricted - Unrestricted cash includes cash on hand and in banks, certificates of deposit, and money market funds with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

   Restricted cash - tenant security deposits - The Partnership requires security deposits from lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Income Taxes: No provision has been made in the financial statements for Federal income taxes because, under current law, no Federal income taxes are paid directly by the Partnership. The unit holders are responsible for their respective shares of Partnership net income or loss. The Partnership reports certain transactions differently for tax than for financial statement purposes.

The tax basis of the Partnership's assets and liabilities is approximately $9.5 million greater than the assets and liabilities as reported in the financial statements.

Partners' Capital (Deficit): The Limited Partnership Agreement ("Agreement") provides that net income and net losses from operations for both financial and tax reporting purposes shall be allocated 99% to the Limited Partners and 1% to the General Partner.

All distributions other than Surplus Funds distributions (as defined in the Agreement) are allocated 99% to the Limited Partners and 1% to the General Partner. Distributions of Surplus Funds were allocated 100% to the Limited Partners until 1986 when the Limited Partners had received a return of their capital contributions plus a 10% cumulative return. Pursuant to the provisions of the Agreement, the General Partners have been entitled to 14% of Surplus Fund distributions since 1986. However, in connection with the settlement of litigation between CCEC and two affiliated partnerships, a portion of the General Partner's interest in the Partnership was assigned to the two affiliated partnerships. Each of the two affiliated partnerships received distributions of approximately $32,000 from the Partnership during 1996.

Distributions since inception of the Partnership have aggregated approximately $119.2 million to the Limited Partners and approximately $4.9 million to the General Partner(s). Distributions of approximately $2.9 million and approximately $82,000 were paid to the Limited Partners and the General Partners, respectively, during 1996. Subsequent to December 31, 1996, approximately $5.4 million and $808,000 was distributed to the Limited Partners and General Partner, respectively.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, management finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expenses as incurred.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $107,000 and approximately $125,000 for the years ended December 31, 1996 and 1995, respectively.

Fair Value: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Reclassifications: Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows (dollar amounts in thousands):


                       Principal    Monthly                     Principal
                       Balance At   Payment    Stated            Balance
                      December 31, Including  Interest  Maturity  Due At
  Property                1996     Interest     Rate      Date   Maturity

  Breckinridge Square
   1st Mortgage        $ 6,000      $ 35       6.95%   12/01/05  $ 6,000
  Churchill Park
   1st Mortgage          6,450        37       6.95%   12/01/05    6,450
  The Lakes
   1st Mortgage         12,240        71       6.95%   12/01/05   12,240
  Tahoe Springs
    1st Mortgage         6,000        37       7.33%   11/01/03    6,000

      Totals           $30,690

The estimated fair value of the Partnership's aggregate debt is approximately $30,690,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

On November 13, 1996, the Partnership financed Tahoe Springs. The Partnership received $6 million in gross proceeds from the financing. The mortgage note requires monthly interest only payments at a stated interest rate of 7.33% and has a balloon payment due November 1, 2003. The Partnership recognized an extraordinary loss of approximately $119,000 on the early extinguishment of debt at Tahoe Springs as a result of the write-off of the related mortgage note discounts and prepayment penalties paid in connection with the early payoff of the mortgage notes.

On December 15, 1995, the Partnership refinanced the mortgage notes at Breckinridge Square, Churchill Park and The Lakes. Of the $24,690,000 gross proceeds received in the refinancing, approximately $4,834,000 was used to pay off the old mortgage debt on Breckinridge Square. All three notes require monthly interest only payments at a stated interest rate of 6.95% and have balloon payments due December 1, 2005. In March 1996, the General Partner paid off the first and second mortgages of Tahoe Springs totaling $1,314,000 with a portion of the refinancing proceeds. Per the terms of these Notes, sixty (60) days written notice had been submitted to the Lender to notify them of such payment.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the years ended December 31, 1996 and 1995, respectively. Such fees are included in operating expenses on the consolidated statements of operations and are reflected in the following table. The Limited Partnership Agreement ("Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements and fees as reflected in the following table:

                                                       For the Years Ended
                                                          December 31,
                                                        1996       1995
                                                         (in thousands)

    Property management fees                            $554        $536
    Reimbursements for services of affiliates (1)        269         227
    Partnership management fees (2)                      213         613


(1)Included in "reimbursements for services of affiliates" for 1996 is approximately $15,000 in reimbursements for construction oversight costs.

(2)The Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services.

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

At December 31, 1996, Insignia was the beneficial owner of 19,236 (39.1%) of the Partnership's limited partnership units.


Note D - Real Estate and Accumulated Depreciation

Investment Properties
   (dollar amounts in thousands)

                                             Initial Cost
                                            To Partnership
                                                    Buildings      Cost
                                                   and Related  Capitalized
                                                    Personal   Subsequent to
Description               Encumbrances    Land      Property    Acquisition

Breckinridge Square         $ 6,000      $  641     $ 4,720       $ 2,117
  Louisville, Kentucky
Churchill Park                6,450         566       6,510           993
  Louisville, Kentucky
The Lakes                    12,240         946       9,605         3,314
  Raleigh, North Carolina
Tahoe Springs                 6,000       2,848       8,492           353
  Miami, Florida

Totals                      $30,690      $5,001     $29,327       $ 6,777


<caption
                                  Gross Amount At Which Carried
                                       At December 31 996
                                      Buildings
                                         And
                                       Related
                                       Personal             Accumulated    Date of       Date     Depreciable
Description                   Land     Property   Total    Depreciation  Construction  Acquired   Life-Years
Breckinridge Square        $  641  $ 6,837      $ 7,478   $ 5,247          1971          10/78        5-22
  Louisville, Kentucky
Churchill Park                566    7,503        8,069     3,322          1970          05/90        5-20
  Louisville, Kentucky
The Lakes                     946   12,919       13,865     6,972          1973          05/88        5-19
  Raleigh, North Carolina
Tahoe Springs               2,457    9,236       11,693     5,142       1972-1975        11/87        5-20
  Miami, Florida

Totals                     $4,610  $36,495      $41,105   $20,683

Reconciliation of "Real Estate and Accumulated Depreciation:"

                                             Years Ended December 31,
                                               1996          1995
                                                  (in thousands)
Real Estate
Balance at beginning of year                 $39,803       $45,992
Property improvements                          1,302         1,239
Disposals of property                             --        (7,428)
Balance at End of Year                       $41,105       $39,803

Accumulated Depreciation
Balance at beginning of year                 $18,789       $20,008
Additions charged to expense                   1,894         1,869
Disposals of property                             --        (3,088)
Balance at end of year                       $20,683       $18,789

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995 is approximately $38,369,000 and approximately $37,458,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is approximately $14,159,000 and approximately $12,695,000, respectively.

Note E - Disposition of Real Estate

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

The following table sets forth the statement of operations for Forest Hills Apartments which was included in the Partnership's statement of operations at December 31, 1995 (in thousands):

                                            For the Year Ended
                                             December 31, 1995

Revenues:
    Rental income                                 $  234
    Interest income                                   77
          Total revenues                             311
Expenses:
    Operating                                        272
    Maintenance                                       57
    Depreciation                                      45
    Interest                                          39
    Property taxes                                    70
          Total expenses                             483

Gain on sale of real estate                        3,693
Income before extraordinary item
    items                                          3,521
Extraordinary gain on early
    extinguishment of debt                           121
          Net income                              $3,642


Note F - Contingencies

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

During the Partnership's two most recent fiscal years, and any subsequent interim period preceding the change, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report.


                                   PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The names of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's Managing General Partner as of December 31, 1996, their ages and the nature of all positions with CEI presently held by them are as follows:

     NAME OF INDIVIDUAL            POSITION IN CEI            AGE

     William H. Jarrard, Jr.       President                   50

     Ronald Uretta                 Vice President/Treasurer    41

     John K. Lines                 Vice President/Secretary    37

     Kelley M. Buechler            Assistant Secretary         39

     Martha L. Long                Controller                  37


William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President/Treasurer of CEI since December 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He also served as Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and controller of Metropolitan Asset Group.

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

Martha L. Long, has been Controller of CEI since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of The First Savings Bank, FSB in Greenville, South Carolina.

Market Ventures, L.L.C. ("Ventures") and Liquidity Assistance, L.L.C. ("Liquidity") delinquently reported 6 and 5 transactions, respectively as of December 31, 1996, on a Form 5 filed in January 1997, with respect to the entities' purchases of Units of Limited Partner Interest of the Partnership. Each of Insignia Financial Group, Inc., Insignia Commercial Group, Inc. and Andrew L. Farkas also delinquently reported the same transactions on a Form 5 by virtue of their status as affiliates of Ventures and Liquidity, through which they may be deemed to be beneficial owners of the securities owned by such entities.

Item 10.    Executive Compensation

No remuneration was paid to the General Partner nor any of its directors and officers during the year ended December 31, 1996.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners

    Except as provided below, as of March 1997, no person was known by the Registrant to own of record or beneficially more than five percent of the Units of the Partnership:

                                       NUMBER OF      PERCENT
    NAME AND ADDRESS                     UNITS        OF TOTAL

    Insignia Properties, L.P.        19,268.65         39.17%
    One Insignia Financial Plaza
    P. O. Box 1089
    Greenville, SC  29602

(b) Beneficial Owners of Management

    Except as described in 11(a) above, neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.


(c) Changes in Control

    Beneficial Owners of CEI

    As of December 31, 1996, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                                     NUMBER OF        PERCENT
    NAME AND ADDRESS                 CEI SHARES       OF TOTAL

    GII Realty, Inc.                  100,000           100%
     One Insignia Financial Plaza
     P. O. Box 1089
     Greenville, SC  29602

GII Realty, Inc. is owned by an affiliate of Insignia.  (See "Item 1".)

Item 12.    Certain Relationships and Related Transactions

Transactions with Current Management and Others

Except for the transactions described below, neither CEI nor any of its directors, officers or associates, or any associates of any of them, has had any interest in any other transaction to which the Registrant is a party. Please refer to "Item 7. Financial Statements, Note C - Transactions with Affiliated Parties," for the amounts and items of permissible compensation and fees paid to the General Partner and its affiliates and other related parties for the last two years.

The Registrant has paid property management fees based upon collected gross rental revenues for property management services for the years ended December 31, 1996 and 1995. All of the above-referenced agreements with affiliates of CEI and related parties of the Partnership are subject to the conditions and limitations imposed by the Partnership Agreement.

Item 13.  Exhibits and Reports on Form 8-K

         (a)     Exhibits:

                 Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1996: None.

                                SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CONSOLIDATED CAPITAL GROWTH FUND

                                By: CONCAP EQUITIES, INC.
                                    Its General Partner,



Date March 20, 1997             By: /s/ William H. Jarrard, Jr.
                                    William H. Jarrard, Jr.
                                    President


Date March 20, 1997             By: /s/ Ronald Uretta
                                    Ronald Uretta
                                    Vice President/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date March 20, 1997             By: /s/ William H. Jarrard, Jr.
                                    William H. Jarrard, Jr.
                                    President



Date March 20, 1997             By: /s/ Ronald Uretta
                                    Ronald Uretta
                                    Vice President/Treasurer


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

10.24              Property Management Agreement No. 506 dated          N/A
                   June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

10.25              Assignment and Assumption Agreement as to            N/A
                   Certain Property Management Services dated
                   November 17, 1993, by and between Coventry
                   Properties, Inc. and Partnership Services, Inc.

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

10.31 Multifamily Note dated November 1, 1996, between Consolidated Capital Growth Fund, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc.

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