Form 10QSB
period 1997-03-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 1997-04-30
CIK 201529

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


                 For the quarterly period ended March 31, 1997

                                       or

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                       CONSOLIDATED CAPITAL GROWTH FUND

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                         (dollar amounts in thousands)

                                 March 31, 1997



Assets
  Cash:
     Unrestricted                                             $  1,443
     Restricted--tenant security deposits                          346
  Accounts receivable                                               25
  Escrow for taxes                                                 352
  Restricted escrows                                               572
  Other assets                                                     677
  Investment properties:
    Land                                         $  4,610
    Buildings and related personal property        36,948
                                                   41,558
    Less accumulated depreciation                 (21,165)      20,393

                                                              $ 23,808
Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                            $    229
  Tenant security deposits                                         346
  Accrued taxes                                                    148
  Other liabilities                                                354
  Mortgage notes payable                                        30,690

Partners' Deficit
  General partners                               $ (3,507)
  Limited partners (49,196 units
      issued and outstanding)                      (4,452)      (7,959)

                                                              $ 23,808


          See Accompanying Notes to Consolidated Financial Statements


b)                      CONSOLIDATED CAPITAL GROWTH FUND

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except for unit data)




                                                     Three Months Ended
                                                          March 31,
                                                     1997          1996
Revenues:
Rental income                                     $ 2,619       $ 2,594
Interest income                                        40            46
Other income                                          131           124
   Total revenues                                   2,790         2,764

Expenses:
Operating                                             935           811
General and administrative                             80            75
Partnership management fees                            82           123
Maintenance                                           359           316
Depreciation                                          481           455
Interest                                              558           498
Property taxes                                        154           175
   Total expenses                                   2,649         2,453


Income before extraordinary item                      141           311

Extraordinary loss on early
  extinguishment of debt                               --          (119)

Net income                                        $   141       $   192

Net income allocated to general partners (1%)     $     1       $     2
Net income allocated to limited partners (99%)        140           190

                                                  $   141       $   192

Per limited partnership unit:
  Income before extraordinary item                $  2.84       $  6.26
  Extraordinary item                                   --         (2.40)

Net income per limited partnership unit           $  2.84       $  3.86


          See Accompanying Notes to Consolidated Financial Statements


c)                     CONSOLIDATED CAPITAL GROWTH FUND

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                      (in thousands, except for unit data)






                                   Limited
                                 Partnership  General    Limited
                                    Units     Partners   Partners    Total

Original capital contributions      49,196    $      1  $ 49,196  $ 49,197

Partners' capital (deficit)
  at December 31, 1996              49,196    $ (3,339) $  2,131  $ (1,208)

Distributions to partners                         (169)   (6,723)   (6,892)

Net income for the three months
  months ended March 31, 1997                        1       140       141

Partners' capital (deficit)
  at March 31, 1997                 49,196    $ (3,507) $ (4,452) $ (7,959)

          See Accompanying Notes to Consolidated Financial Statements


d)                     CONSOLIDATED CAPITAL GROWTH FUND

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                             Three Months Ended
                                                                  March 31,
                                                              1997        1996
Cash flows from operating activities:
  Net income                                              $    141    $    192
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                               481         455
    Amortization of loan costs                                  19          12
    Extraordinary loss on early extinguishment of debt          --         119
    Change in accounts:
      Restricted cash                                           --           1
      Accounts receivable                                       20          11
      Escrows for taxes                                       (129)        (62)
      Other assets                                              21          --
      Accounts payable                                           2        (104)
      Tenant security deposit liabilities                       --          (5)
      Accrued taxes                                            148         162
      Other liabilities                                        (12)          8

         Net cash provided by operating activities             691         789

Cash flows from investing activities:
  Property improvements and replacements                      (452)       (245)
  Receipts from restricted escrows                             435          --
  Deposits to restricted escrows                               (92)         (3)

         Net cash used in investing activities                (109)       (248)

Cash flows from financing activities:
  Loan costs                                                   (10)         --
  Payments on mortgage notes payable                            --         (32)
  Repayment of mortgage notes payable                           --      (1,282)
  Distributions to partners                                 (6,892)     (1,514)

         Net cash used in financing activities              (6,902)     (2,828)

Net decrease in cash and cash equivalents                   (6,320)     (2,287)

Cash and cash equivalents at beginning of period             7,763       4,717
Cash and cash equivalents at end of period                $  1,443    $  2,430

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $    539    $    420

          See Accompanying Notes to Consolidated Financial Statements


e)                       CONSOLIDATED CAPITAL GROWTH FUND

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Growth Fund (the "Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the three month periods ended March 31, 1997 and 1996, respectively. Such fees are included in operating expense on the consolidated statements of operations and are reflected in the following table. The Limited Partnership Agreement ("Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements and fees as reflected in the following table:


                                                For the Three Months Ended
                                                         March 31,
                                                    1997          1996
                                                      (in thousands)

Property management fees                          $ 137           $ 136
Reimbursement for services of affiliates (1)         49              44
Partnership management fees (2)                      82             123

(1) Included in "reimbursement for services of affiliates" for 1997 is approximately $4,000 in reimbursements for construction oversight costs.

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

NOTE C - EARLY EXTINGUISHMENT OF DEBT

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consists of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                                     Average
                                                    Occupancy
Property                                         1997       1996
Breckinridge Square
 Louisville, Kentucky                             89%        94%

Churchill Park
 Louisville, Kentucky                             88%        91%

The Lakes
 Raleigh, North Carolina                          91%        95%

Tahoe Springs
 Miami, Florida                                   96%        95%

The General Partner attributes the decreases in occupancy at Breckinridge Square, Churchill Park and The Lakes to softening real estate markets and increased competition from new complexes in the Louisville and Raleigh areas.

Results of Operations

The Partnership's net income for the three months ended March 31, 1997, was approximately $141,000 versus net income of approximately $192,000 for the three months ended March 31, 1996. This decrease is primarily the result of increases in operating, maintenance, depreciation and interest expenses. The increase in operating expenses is the result of increased concessions. The concessions have been incurred in an attempt to offset the decreases in occupancy. The increase in maintenance expenses is the result of purchases of office equipment and an exterior painting project at Churchill Park. Included in maintenance expense for the three months ended March 31, 1997, is approximately $91,000 of major repairs and maintenance comprised primarily of office equipment, exterior painting and exterior building repairs. Depreciation expense increased as a result of the property improvements and replacements incurred since March 31, 1996. Interest expense increased due to the refinancing of Tahoe Springs in November 1996.

These increases were offset by decreases in partnership management fees, property taxes and extraordinary loss on early extinguishment of debt. Partnership management fees decreased due to the decrease in distributions made to limited partners from "cash available for distribution" (as defined in the Partnership Agreement). The decrease in property taxes is as a result of a decrease in tax estimates for 1997. The tax expense for the three months ended March 31, 1996, was calculated based on the taxes paid in 1995. Subsequent to March 31, 1996, the Partnership received a tax refund on the 1995 taxes following a successful appeal of the 1995 taxes at Tahoe Springs. The tax expense for the three months ended March 31, 1997, was calculated based on the reduced taxes paid in 1996. In 1996, the Partnership recognized an extraordinary loss of approximately $119,000 due to the early extinguishment of debt at Tahoe Springs.

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

Liquidity and Capital Resources

At March 31, 1997, the Partnership had unrestricted cash of approximately $1,443,000 versus approximately $2,430,000 at March 31, 1996. Net cash provided by operating activities decreased as a result of the increase in escrows for taxes and the decrease in net income as described above. Net cash used in investing activities decreased primarily due to an increase in receipts from restricted escrows. This increase was offset by increases in the purchases of property improvements and replacements and deposits to restricted escrows. Net cash used in financing activities increased primarily due to an increase in distributions made to the partners in 1997.

Major capital programs budgeted for 1997 include a chiller replacement at Churchill Park at an estimated cost of approximately $233,000 and an HVAC replacement at The Lakes at an estimated cost of approximately $182,000. The Partnership has no other material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $30,690,000 requires monthly interest only payments. These notes require balloon payments on November 1, 2003, and December 1, 2005, at which time the properties will either be refinanced or sold. During the three months ended March 31, 1997, the Partnership distributed approximately $6,723,000 to the limited partners and approximately $169,000 to the General Partner. During the three months ended March 31, 1996, a distribution of approximately $1,363,000 was made to the limited partners and a distribution of approximately $14,000 was made to the General Partner. Also, during the first quarter of 1996, the Partnership paid $137,000 to the Georgia Department of Revenue for withholding taxes related to income generated by Forest Hills, located in Georgia. These taxes were treated as a distribution to the partners and was allocated $136,000 to the limited partners and $1,000 to the General Partner. Future cash distributions will depend on the levels of cash generated from operations, capital expenditure requirements, property sales, refinancings and the availability of cash reserves.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)  Reports on Form 8-K:

           None filed during the quarter ended March 31, 1997.


                                   SIGNATURES



 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CONSOLIDATED CAPITAL GROWTH FUND

                             By: CONCAP EQUITIES, INC.
                                the General Partner

                             By:/s/ William H. Jarrard, Jr.
                               William H. Jarrard, Jr.
                               President




                             By:/s/ Ronald Uretta
                               Ronald Uretta
                               Vice President/Treasurer



                             Date:  April 30, 1997