Form 10QSB
period 1997-06-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 1997-07-28
CIK 201529

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

                                       or

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

     One Insignia Financial Plaza
      Greenville, South Carolina                                  29602
(Address of principal executive offices)                       (Zip Code)

                    Issuer's telephone number (864) 239-1000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  .  No      .

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                     CONSOLIDATED CAPITAL GROWTH FUND

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                (in thousands)

                                June 30, 1997


Assets
  Cash:
     Unrestricted                                                  $ 2,012
     Restricted--tenant security deposits                              332
  Accounts receivable                                                   32
  Escrow for taxes                                                     462
  Restricted escrows                                                   574
  Other assets                                                         692
  Investment properties:
     Land                                            $  4,610
     Buildings and related personal property           37,203
                                                       41,813
  Less accumulated depreciation                       (21,642)      20,171
                                                                   $24,275

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                 $   143
  Tenant security deposits                                             332
  Accrued taxes                                                        296
  Other liabilities                                                    365
  Mortgage notes payable                                            30,690

Partners' Capital (Deficit)
  General partner                                    $ (4,183)
  Limited partners (49,196 units
      issued and outstanding)                          (3,368)      (7,551)
                                                                   $24,275



          See Accompanying Notes to Consolidated Financial Statements


b)                        CONSOLIDATED CAPITAL GROWTH FUND

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                          (in thousands, except unit data)



                                    Three Months Ended  Six Months Ended
                                          June 30,         June 30,
                                      1997     1996     1997     1996
Revenues:
  Rental income                     $2,706   $2,631    $5,325   $5,225
  Interest income                       27       32        67       78
  Other income                         151      149       282      273
       Total revenues                2,884    2,812     5,674    5,576

Expenses:
  Operating                            896      874     1,831    1,685
  General and administrative            76      143       156      218
  Partnership management fees           --       --        82      123
  Maintenance                          295      427       654      743
  Depreciation                         494      466       975      921
  Interest                             561      441     1,119      939
  Property taxes                       154      175       308      350
       Total expenses                2,476    2,526     5,125    4,979

Income before extraordinary item       408      286       549      597

Extraordinary loss on early
  extinguishment of debt                --       --        --     (119)

       Net income                   $  408   $  286    $  549   $  478

Net income allocated
  to general partner (1%)           $    4   $    3    $    5   $    5
Net income allocated
  to limited partners (99%)            404      283       544      473

       Net income                   $  408   $  286    $  549   $  478

Per limited partnership unit:
  Income before extraordinary item  $ 8.21   $ 5.75    $11.05   $12.01
  Extraordinary item                    --       --        --    (2.40)

  Net income per limited
  partnership unit                  $ 8.21   $ 5.75    $11.05   $ 9.61

          See Accompanying Notes to Consolidated Financial Statements

c)                           CONSOLIDATED CAPITAL GROWTH FUND

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                            (in thousands, except for unit data)


                                 Limited
                               Partnership   General    Limited
                                  Units      Partner    Partners    Total

Original capital contributions   49,196     $     1     $49,196    $49,197

Partners' capital (deficit)
  at December 31, 1996           49,196     $(3,339)    $ 2,131    $(1,208)

Distributions to partners            --        (849)     (6,043)    (6,892)

Net income for the six months
  ended June 30, 1997                --           5         544        549

Partners' capital (deficit)
  at June 30, 1997               49,196     $(4,183)    $(3,368)   $(7,551)


          See Accompanying Notes to Consolidated Financial Statements


d)                         CONSOLIDATED CAPITAL GROWTH FUND

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)


                                                           Six Months Ended
                                                               June 30,
                                                           1997        1996
Cash flows from operating activities:
  Net income                                            $   549      $   478
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                            975          921
    Amortization of loan costs                               41           25
    Extraordinary loss on early extinguishment of debt       --          119
    Change in accounts:
      Restricted cash                                        14          (15)
      Accounts receivable                                    14           10
      Escrows for taxes                                    (239)        (247)
      Other assets                                          (14)          25
      Accounts payable                                      (84)         (53)
      Tenant security deposit liabilities                   (14)          15
      Accrued taxes                                         296          337
      Other liabilities                                      (2)          85

         Net cash provided by operating activities        1,536        1,700

Cash flows from investing activities:
  Property improvements and replacements                   (736)        (544)
  Receipts from restricted escrows                          574           96
  Deposits to restricted escrows                           (233)         (11)

         Net cash used in investing activities             (395)        (459)

Cash flows from financing activities:
  Payments on mortgage notes payable                         --          (32)
  Repayment of mortgage notes payable                        --       (1,282)
  Prepayment penalties                                       --          (23)
  Distributions to partners                              (6,892)      (1,579)

         Net cash used in financing activities           (6,892)      (2,916)

Net decrease in cash and cash equivalents                (5,751)      (1,675)

Cash and cash equivalents at beginning of period          7,763        4,717
Cash and cash equivalents at end of period              $ 2,012      $ 3,042

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $ 1,078      $   810


              See Accompanying Notes to Consolidated Financial Statements


e)                       CONSOLIDATED CAPITAL GROWTH FUND

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Growth Fund (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the six month periods ended June 30, 1997 and 1996 respectively. Such fees are included in operating expense on the consolidated statement of operations and are reflected in the following table. The Limited Partnership Agreement ("Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements and fees as reflected in the following table:


                                                For the Six Months Ended
                                                       June 30,
                                                  1997         1996
                                                     (in thousands)

Property management fees                         $279         $274
Reimbursement for services of affiliates           94           99
Partnership management fees (1)                    82          123

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

NOTE D - MORTGAGE NOTES PAYABLE

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consists of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:


                                                      Average
                                                     Occupancy
Property                                         1997        1996

Breckinridge Square
 Louisville, Kentucky                            93%          94%

Churchill Park
 Louisville, Kentucky                            91%          92%

The Lakes
 Raleigh, North Carolina                         92%          95%

Tahoe Springs
 Miami, Florida                                  94%          95%

Results of Operations

The Partnership's net income for the six months ended June 30, 1997, was approximately $549,000 versus net income of approximately $478,000 for the six months ended June 30, 1996. The Partnership's net income for the three months ended June 30, 1997 was approximately $408,000 versus net income of approximately $286,000 for the three months ended June 30, 1996. The increase in net income for the three and six months ended June 30, 1997, is primarily attributed to decreases in general and administrative expenses, partnership management fees, maintenance, property taxes and extraordinary loss on early extinguishment of debt. General and administrative expenses decreased as the result of a decrease in occupational license fees and audit expense. During the six months ended June 30, 1996, the Partnership paid approximately $36,000 for occupational license fees for Breckinridge Square and Churchill Park. No such fees have been incurred in 1997. Audit expense has decreased as a result of an under accrual of audit and tax expense at December 31, 1995. Additional fees related to the 1995 audit were billed and paid in 1996, thereby increasing the 1996 audit expense. Partnership management fees decreased due to the decrease in distributions made to limited partners from "cash available for distribution" (as defined in the Partnership Agreement). Maintenance expense decreased due to major landscaping performed during the six months ended June 30, 1996 at The Lakes to deter water retention. Included in maintenance expense for the six months ended June 30, 1997 and 1996, is approximately $117,000 and $251,000, respectively, of major repairs and maintenance comprised primarily of office equipment, exterior painting, major landscaping and exterior building improvements. The decrease in property taxes is a result of a decrease in tax estimates for 1997. The tax expense for the six months ended June 30, 1996, was calculated based on the taxes paid in 1995. Subsequent to March 31, 1996, the Partnership received a tax refund on the 1995 taxes at Tahoe Springs. The tax expense for the six months ended June 30, 1997, was calculated based on the reduced taxes paid in 1996. Also contributing to the increase in net income for the six months ended June 30, 1997, was an extraordinary loss of approximately $119,000 recognized by the Partnership in 1996, due to the early extinguishment of debt at Tahoe Springs. These decreases were offset by a decrease in interest income and an increase in interest expense. The decrease in interest income is the result of decreased cash balances invested in interest bearing accounts.
The increase in interest expense is due to the financing of Tahoe Springs in November 1996, as discussed in Note D to the Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources

At June 30, 1997, the Partnership had unrestricted cash of approximately $2,012,000 versus approximately $3,042,000 at June 30, 1996. Net cash provided by operating activities decreased as a result of a decrease in accrued taxes and other liabilities. Net cash used in investing activities decreased primarily due to an increase in receipts from restricted escrows. This increase was partially offset by increases in the purchases of property improvements and replacements and deposits to restricted escrows. Net cash used in financing activities increased primarily due to an increase in distributions made to the partners in 1997.

Major capital programs budgeted for 1997 include a chiller replacement at Churchill Park and an HVAC replacement at The Lakes. The Partnership has no other material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $30,690,000 requires monthly interest only payments. These notes require balloon payments on November 1, 2003, and December 1, 2005, at which time the properties will either be refinanced or sold. During the six months ended June 30, 1997, the Partnership distributed approximately $6,043,000 to the limited partners and approximately $849,000 to the General Partner. During the six months ended June 30, 1996, a distribution of approximately $1,363,000 was made to the limited partners and a distribution of approximately $14,000 was made to the General Partner. Also, during the six months ended June 30, 1996, the Partnership paid $137,000 and $65,000, respectively, to the Georgia Department of Revenue and the North Carolina Department of Revenue for withholding taxes on behalf of the partners related to income generated by properties located in those states. These taxes were treated as distributions to the partners and were allocated $201,000 to the limited partners and $1,000 to the General Partner. Future cash distributions will depend on the levels of cash generated from operations, capital expenditure requirements, property sales, refinancings and the availability of cash reserves.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits:

    Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)  Reports on Form 8-K:

    None filed during the quarter ended June 30, 1997.


`

                                    SIGNATURES



 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CONSOLIDATED CAPITAL GROWTH FUND

                             By: CONCAP EQUITIES, INC.
                                 the General Partner


                             By: /s/ William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President


                             By: /s/ Ronald Uretta
                                 Ronald Uretta
                                 Vice President/Treasurer

                           Date:  July 28, 1997