Form 10QSB
period 1997-09-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 1997-11-03
CIK 201529

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


               For the quarterly period ended September 30, 1997

                                       or

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

                                 (864) 239-1000
                           Issuer's telephone number

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

                              September 30, 1997


Assets
  Cash:
     Unrestricted                                                  $ 2,118
     Restricted--tenant security deposits                              309
  Accounts receivable                                                   51
  Escrows for taxes                                                    581
  Restricted escrows                                                   611
  Other assets                                                         662
  Investment properties:
     Land                                            $  4,610
     Buildings and related personal property           37,438
                                                       42,048
  Less accumulated depreciation                       (22,143)      19,905
                                                                   $24,237

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                 $   151
  Tenant security deposit liabilities                                  309
  Accrued taxes                                                        448
  Other liabilities                                                    455
  Mortgage notes payable                                            30,690

Partners' Deficit
  General partner                                    $ (4,263)
  Limited partners (49,196 units
      issued and outstanding)                          (3,553)      (7,816)
                                                                   $24,237


          See Accompanying Notes to Consolidated Financial Statements

b)                        CONSOLIDATED CAPITAL GROWTH FUND

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                          (in thousands, except unit data)


                                   Three Months Ended  Nine Months Ended
                                      September 30,      September 30,
                                      1997     1996     1997     1996
Revenues:
  Rental income                     $2,736   $2,680    $8,061   $7,905
  Other income                         210      242       559      593
       Total revenues                2,946    2,922     8,620    8,498

Expenses:
  Operating                            985      914     2,816    2,598
  General and administrative            36      131       192      349
  Partnership management fees           --       90        82      213
  Maintenance                          374      483     1,028    1,226
  Depreciation                         501      479     1,476    1,401
  Interest                             559      442     1,678    1,381
  Property taxes                       158      114       466      464
       Total expenses                2,613    2,653     7,738    7,632

Income before extraordinary item       333      269       882      866

Extraordinary loss on early
  extinguishment of debt                --       --        --     (119)

       Net income                   $  333   $  269    $  882   $  747

Net income allocated
  to general partner (1%)           $    3   $    2    $    9   $    7
Net income allocated
  to limited partners (99%)            330      267       873      740

       Net income                   $  333   $  269    $  882   $  747

Per limited partnership unit:
  Income before extraordinary item  $ 6.70   $ 5.41    $17.75   $17.42
  Extraordinary item                    --       --        --    (2.40)

  Net income per limited
  partnership unit                  $ 6.70   $ 5.41    $17.75   $15.02

          See Accompanying Notes to Consolidated Financial Statements

c)                           CONSOLIDATED CAPITAL GROWTH FUND

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                           (in thousands, except for unit data)



                                  Limited
                                Partnership  General    Limited
                                   Units     Partner   Partners    Total

Original capital contributions   49,196      $     1    $49,196   $49,197

Partners' capital (deficit)
  at December 31, 1996           49,196      $(3,339)   $ 2,131   $(1,208)

Distributions to partners            --         (933)    (6,557)   (7,490)

Net income for the nine months
  ended September 30, 1997           --            9        873       882

Partners' deficit at
  September 30, 1997             49,196      $(4,263)   $(3,553)  $(7,816)

          See Accompanying Notes to Consolidated Financial Statements

d)                         CONSOLIDATED CAPITAL GROWTH FUND

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)


                                                           Nine Months Ended
                                                             September 30,
                                                           1997         1996
Cash flows from operating activities:
  Net income                                            $   882      $   747
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                          1,476        1,401
    Amortization of loan costs                               61           38
    Extraordinary loss on early extinguishment of debt       --          119
    Change in accounts:
      Restricted cash                                        37          (26)
      Accounts receivable                                    (5)          (1)
      Escrows for taxes                                    (358)        (448)
      Other assets                                           (4)          47
      Accounts payable                                      (76)        (215)
      Tenant security deposit liabilities                   (37)          26
      Accrued taxes                                         448          451
      Other liabilities                                       4           34

         Net cash provided by operating activities        2,428        2,173

Cash flows from investing activities:
  Property improvements and replacements                   (971)        (851)
  Receipts from restricted escrows                          619          118
  Deposits to restricted escrows                           (315)         (24)

         Net cash used in investing activities             (667)        (757)

Cash flows from financing activities:
  Payments on mortgage notes payable                         --          (32)
  Repayment of mortgage notes payable                        --       (1,282)
  Loan costs paid                                            --          (28)
  Prepayment penalties                                       --          (23)
  Distributions to partners                              (7,406)      (2,990)

         Net cash used in financing activities           (7,406)      (4,355)

Net decrease in cash and cash equivalents                (5,645)      (2,939)

Cash and cash equivalents at beginning of period          7,763        4,717
Cash and cash equivalents at end of period              $ 2,118      $ 1,778

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $ 1,796      $ 1,239

           See Accompanying Notes to Consolidated Financial Statements

e)                       CONSOLIDATED CAPITAL GROWTH FUND

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Growth Fund (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the nine month periods ended September 30, 1997 and 1996, respectively. Such fees are included in operating expense on the consolidated statement of operations and are reflected in the following table. The Limited Partnership Agreement ("Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements and fees as reflected in the following table:


                                                For the Nine Months Ended
                                                      September 30,
                                                   1997          1996
                                                     (in thousands)

Property management fees                           $423          $414
Reimbursement for services of affiliates            141           144
Partnership management fees (1)                      82           213

    (1) The Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consists of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:


                                                       Average
                                                     Occupancy
Property                                          1997         1996

Breckinridge Square
 Louisville, Kentucky                              94%          94%

Churchill Park
 Louisville, Kentucky                              93%          93%

The Lakes
 Raleigh, North Carolina                           92%          95%

Tahoe Springs
 Miami, Florida                                    93%          95%

The General Partner attributes the decrease in occupancy at The Lakes to the large number of units constructed in the Raleigh area. The General Partner is offering incentives to prospective tenants in an effort to increase occupancy.

The Partnership's net income for the nine months ended September 30, 1997, was approximately $882,000 versus net income of approximately $747,000 for the nine months ended September 30, 1996. The Partnership's net income for the three months ended September 30, 1997 was approximately $333,000 versus net income of approximately $269,000 for the three months ended September 30, 1996. The increase in net income for the three and nine months ended September 30, 1997, is primarily attributed to an increase in rental income and decreases in general and administrative expenses, partnership management fees, maintenance and extraordinary loss on early extinguishment of debt. The increase in rental income is due to increases in rental rates at all of the Partnerships investment properties. General and administrative expenses decreased as the result of a decrease in occupational license fees and audit expense. During the nine months ended September 30, 1996, the Partnership paid approximately $36,000 for occupational license fees for Breckinridge Square and Churchill Park. During August 1997, the Partnership was notified that its request for a refund of $26,000 of the amount incurred during 1996 would be received. Approximately $12,000 of this refund has been transferred to pay the 1997 occupational tax expense, and the remaining $14,000 is included in accounts receivable. Audit expense has decreased as a result of an under accrual of audit and tax expense at December 31, 1995. Additional fees related to the 1995 audit were billed and paid in 1996, thereby increasing the 1996 audit expense. Partnership management fees decreased due to the decrease in the distribution of funds "available from operations" as defined in the Partnership Agreement. During the nine months ended September 30, 1997, approximately $6,573,000 was distributed from surplus funds. As noted in "Note B - Transactions with Affiliated Parties," the Partnership Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Agreement) to be paid to the General Partner for executive and management services. Maintenance expense decreased due to major landscaping performed during the nine months ended September 30, 1996 at The Lakes to deter water retention. Included in maintenance expense for the nine months ended September 30, 1997 and 1996, is approximately $179,000 and $427,000, respectively, of major repairs and maintenance comprised primarily of office equipment, exterior painting, major landscaping and exterior building improvements. Finally, an extraordinary loss of approximately $119,000 was recognized by the Partnership in 1996, due to the early extinguishment of debt at Tahoe Springs (See Note C to the Notes to Consolidated Financial Statements). These decreases in expenses were offset by a decrease in interest income and an increase in interest expense. The decrease in interest income is the result of decreased cash balances invested in interest bearing accounts. The increase in interest expense is due to the financing of Tahoe Springs in November 1996, as discussed in Note C to the Notes to Consolidated Financial Statements.

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

At September 30, 1997, the Partnership had unrestricted cash of approximately $2,118,000 versus approximately $1,778,000 at September 30, 1996. Net cash provided by operating activities increased as a result of a decrease in escrows for taxes. Net cash used in investing activities decreased primarily due to an increase in receipts from restricted escrows. This increase was partially offset by increases in the purchases of property improvements and replacements and deposits to restricted escrows. Net cash used in financing activities increased primarily due to an increase in distributions made to the partners in 1997.

Major capital programs completed in 1997 include a chiller replacement at Churchill Park and an HVAC replacement at The Lakes. The Partnership has no other material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $30,690,000 requires monthly interest only payments. These notes require balloon payments on November 1, 2003, and December 1, 2005, at which time the properties will either be refinanced or sold. During the nine months ended September 30, 1997, the Partnership distributed approximately $6,557,000 to the limited partners and approximately $933,000 to the General Partner. During the nine months ended September 30, 1996, a distribution of approximately $2,908,000 was made to the limited partners and a distribution of approximately $82,000 was made to the General Partner. Also, during the nine months ended September 30, 1996, the Partnership paid $137,000 and $65,000, respectively, to the Georgia Department of Revenue and the North Carolina Department of Revenue for withholding taxes on behalf of the partners related to income generated by properties located in those states. These taxes were treated as distributions to the partners and were allocated $201,000 to the limited partners and $1,000 to the General Partner. Future cash distributions will depend on the levels of cash generated from operations, capital expenditure requirements, property sales, refinancings and the availability of cash reserves.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)  Reports on Form 8-K:

         None filed during the quarter ended September 30, 1997.


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



                             Date:  November 3, 1997