Form 10KSB
period 1997-12-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 1998-03-06
CIK 201529

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)
                  (As last amended by 34-31905, eff. 4/26/93)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $11,488,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the Registrant is not available. Should a trading market develop for these interests, it is the General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None


                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

Consolidated Capital Growth Fund (the "Partnership" or "Registrant") was organized on December 20, 1976, as a limited partnership under the California Uniform Limited Partnership Act. On February 25, 1977, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-57960) and commenced a public offering for sale of $50 million of Limited Partnership Units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered the Units under the Securities Exchange Act of 1934 (file No. 0-8639) on March 30, 1978. The sale of Units closed on October 10, 1978, with 49,196 Units sold at $1,000 each, or gross proceeds of approximately $49,200,000 to the Partnership.

Upon the Partnership's formation in 1976, five individuals were the general partners of the Partnership. These individuals were all shareholders of Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation. As a result of a succession of agreements, CCEC became the Partnership's Managing Agent. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware Corporation ("CEI" or "General Partner"), acquired CCEC's interest as Managing Agent in the Partnership and its general partner interests in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and was elected general partner in all 16 partnerships. The selection of CEI as the sole general partner of the Partnership was approved by a majority of the Limited Partners on August 10, 1990. As part of this solicitation, the Limited Partners also approved the conversion of the five individual general partners from general partners to special limited partners and an amendment to the Partnership Agreement to limit changes of control of the Partnership thereby leaving CEI as the sole general partner of the Partnership. All of CEI's outstanding stock is owned by Insignia Properties Trust, an affiliate of Insignia Financial Group, Inc. ("Insignia").

The Partnership currently owns and operates four apartment complexes, ranging in age from 25 to 28 years old and principally located in the southern United States. All but one of these properties, the Breckinridge Square Apartments, located in Louisville, Kentucky, were previously sold and have been reacquired by the Partnership after the borrowers were unable to perform under the terms of their note agreements.

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

In February 1995, the General Partner, on behalf of the Partnership, sold the Forest Hills Apartments (the remaining asset of CCGF Associates) for a gross sales price of $8,250,000. The Partnership realized a net gain of approximately $3,700,000 on the sale after repayment of approximately $4,400,000 of debt and related closing and other costs.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are performed by CEI, the General Partner, and by Insignia Residential Group, L.P., an affiliate of Insignia, an affiliate of the General Partner. Pursuant to a management agreement between them, Insignia Residential Group, L.P. provides property management services to the Registrant.

The real estate business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in this industry. The Registrant's properties are subject to competition from similar properties in the vicinity in which the properties are located. In addition, various limited partnerships have been formed by the General Partner and/or its affiliates to engage in business which may be competitive with the Registrant.

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

Churchill Park Apartments       05/90    Fee ownership, subject   Apartment
 Louisville, Kentucky                    to first mortgage.       385 units

The Lakes Apartments            05/88    Fee ownership, subject   Apartment
 Raleigh, North Carolina                 to first mortgage.       600 units

Tahoe Springs Apartments        11/87    Fee ownership subject    Apartment
 Miami, Florida                          to first mortgage        368 units


SCHEDULE OF PROPERTIES:
 (dollar amounts in thousands)


                        Gross
                      Carrying    Accumulated                       Federal
Property                Value     Depreciation  Rate      Method   Tax Basis

Breckinridge Square
 Apartments           $ 7,742       $ 5,587    5-22 yrs    S/L     $ 2,420

Churchill Park
 Apartments             8,407         3,788    5-20 yrs    S/L       4,371

The Lakes
 Apartments            14,253         7,631    5-19 yrs    S/L       8,789

Tahoe Springs
 Apartments            11,856         5,624    5-20 yrs    S/L       8,258

  Total               $42,258       $22,630                        $23,838

See "Note A" to the financial statements in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
 (dollar amounts in thousands)


                       Principal                                  Principal
                       Balance At                                  Balance
                      December 31, Interest   Period    Maturity    Due At
Property                  1997       Rate    Amortized    Date     Maturity

Breckinridge Square
  1st mortgage         $ 6,000       6.95%      (1)     12/1/05    $ 6,000

Churchill Park
  1st mortgage           6,450       6.95%      (1)     12/1/05      6,450

The Lakes
  1st mortgage          12,240       6.95%      (1)     12/1/05     12,240

Tahoe Springs
  1st mortgage           6,000       7.33%      (1)     11/1/03      6,000

       Total           $30,690


(1) Payments are interest only.



AVERAGE ANNUAL RENTAL RATE AND OCCUPANCY:


                            Average Annual           Average Annual
                             Rental Rates              Occupancy
 Property                  1997         1996         1997       1996

 Breckinridge Square  $7,173/unit  $6,895/unit       93%         93%
 Churchill Park        6,549/unit   6,313/unit       93%         93%
 The Lakes             7,096/unit   6,801/unit       91%         94%
 Tahoe Springs         7,730/unit   7,476/unit       93%         95%

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

Real estate taxes and rates in 1997 for each property were (dollar amounts in thousands):


                                          1997            1997
                                         Billing          Rate

Breckinridge Square                       $ 93            0.58%
Churchill Park                              83            0.92%
The Lakes                                  159            1.25%
Tahoe Springs                              252            2.29%


ITEM 3.  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such matters are adequately covered by insurance and will be resolved without a material adverse effect on the business, financial condition, results of operations, or liquidity of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 1997, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.




                                    PART II


ITEM 5. MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of December 31, 1997, there was minimal trading of the Units in the secondary market establishing both a high and low value of $240 per Unit quoted in the October/November 1997 edition of The Partnership Spectrum. There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of December 31, 1997, there were 2,940 holders of record owning an aggregate of 49,196 Units. Distributions of approximately $6,557,000 and approximately $2,908,000 were made to the limited partners in 1997 and 1996, respectively. Additionally, distributions of approximately $933,000 and $82,000 were made to the General Partner in 1997 and 1996, respectively.

The General Partner is planning a distribution of approximately $895,000 to be made in March 1998. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales, and the availability of cash reserves.

During December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 15,000 of the outstanding units of limited partnership interest in the Partnership, at $300 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 19, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and
(a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 19, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interests of the other limited partners. During February 1998, the tender offers were completed and an affiliate of Insignia tendered 2,690 units of limited partnership interest in the Partnership.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1997, was approximately $1,233,000 versus approximately $992,000 for the corresponding period of 1996. The increase in net income is primarily attributed to an increase in rental income and decreases in operating, general and administrative
expenses, and extraordinary loss on early extinguishment of debt.   The increase
in rental income is due to rental rate increases at all of the Partnership's investment properties. This rental rate increase was partially offset by occupancy decreases at The Lakes and Tahoe Springs. The General Partner attributes the decrease in occupancy at The Lakes to the large number of units constructed in the Raleigh area. The General Partner is offering incentives to prospective tenants in an effort to increase occupancy. The decrease in operating expenses is the result of decreases in major landscaping performed in 1996 at The Lakes to deter water retention which was partially offset by increases in advertising and concessions in order to increase occupancy at the properties. General and administrative expenses decreased as a result of a decrease in partnership management fees, occupational license fees and audit expense. Partnership management fees decreased due to the decrease in the distribution of funds "available from operations" as defined in the Partnership Agreement. During the year ended December 31, 1997 approximately $6,573,000 was distributed from surplus funds. As noted in Note C - "Transactions with Affiliated Parties," the Partnership Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Partnership Agreement) to be paid to the General Partner for executive and management services. During the year ended December 31, 1996, the Partnership paid approximately $36,000 for occupational license fees for Breckinridge Square and Churchill Park. During 1997 the Partnership was notified that its request for a refund of $26,000 of the amount incurred during 1996 would be received. Approximately $12,000 of this refund has been transferred to pay the 1997 occupational tax expense.
Audit expense has decreased as a result of an under accrual of audit and tax expense at December 31, 1995. Additional fees related to the 1995 audit were billed and paid in 1996, thereby increasing the 1996 audit expense. Finally, an extraordinary loss of approximately $119,000 was recognized by the Partnership in 1996, due to the early extinguishment of debt at Tahoe Springs (see Note B to the Notes to Consolidated Financial Statements).

Included in maintenance expense in 1997 and 1996 is approximately $270,000 and $676,000, respectively, of major repairs and maintenance comprised primarily of exterior painting, major landscaping, interior and exterior building improvements.

These decreases in expenses were offset by an increase in interest expense. This increase is due to the financing of Tahoe Springs in November 1996, as discussed in Note B to the Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $2,493,000 versus approximately $7,763,000 at December 31, 1996. The net decrease in cash and cash equivalents for the year ended December 31, 1997 was $5,270,000 and the net increase in cash and cash equivalents for the year ended December 31, 1996 was $3,045,000. Net cash provided by operating activities increased primarily due to an increase in accrued property taxes. The increase was offset by a decrease in tenant security deposits. Net cash used in investing activities decreased due to a decrease in additions to property improvements and replacements, and to a decrease in deposits to restricted escrows. Net cash used in financing activities increased due to the increase in cash distributions paid during the year ended December 31, 1997.

The Partnership has no material capital programs scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

In March 1996, the General Partner paid off the first and second mortgages of Tahoe Springs totaling $1,282,000 with a portion of the refinancing proceeds received in December 1995 from the refinancing of Breckinridge Square, Churchill Park and The Lakes. Per the terms of these Notes, sixty (60) days written notice had been submitted to the Lender to notify them of such payment. An extraordinary loss on early extinguishment of debt in the amount of approximately $119,000 was recorded upon payoff of the mortgage notes. Of this amount, approximately $96,000 was recorded due to the write off of the remaining mortgage note discount and approximately $23,000 was recorded due to prepayment penalties included. On November 13, 1996, the Partnership financed Tahoe Springs. The Partnership received $6,000,000 in gross proceeds from the financing. The mortgage note requires monthly interest only payments at a stated interest rate of 7.33% and has a balloon payment due November 1, 2003.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $30,690,000 requires monthly interest only payments. These notes require balloon payments on November 1, 2003 or December 1, 2005, at which time the properties will either be refinanced or sold. During the year ended December 31, 1997, the Partnership distributed approximately $6,557,000 to the limited partners and approximately $933,000 to the General Partner. During the year ended December 31, 1996, the Partnership distributed approximately $2,908,000 to the limited partners and approximately $82,000 to the General Partner. Included in the 1996 amounts are payments made by the Partnership to the Georgia Department of Revenue and the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment properties located in those states. These payments were treated as distributions to the partners. Future cash distributions will depend on the levels of cash generated from operations, capital expenditure requirements, property sales, refinancings and the availability of cash reserves.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS


CONSOLIDATED CAPITAL GROWTH FUND

LIST OF FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors

Balance Sheet--December 31, 1997

Statements of Operations--Years ended December 31, 1997 and 1996

Statements of Changes in Partners' Capital (Deficit)--Years ended
  December 31, 1997 and 1996

Statements of Cash Flows--Years ended December 31, 1997 and 1996

Notes to Financial Statements





                Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Growth Fund


We have audited the accompanying balance sheet of Consolidated Capital Growth Fund as of December 31, 1997, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Growth Fund at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                        /s/ERNST & YOUNG LLP


Greenville, South Carolina
January 23, 1998


                        CONSOLIDATED CAPITAL GROWTH FUND

                                 BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1997


Assets
 Cash and cash equivalents                                            $ 2,493
 Receivables and deposits                                                 812
 Restricted escrows                                                       586
 Other assets                                                             636
 Investment properties:
   Land                                                $  4,610
   Buildings and related personal property               37,648
                                                         42,258
   Less accumulated depreciation                        (22,630)       19,628

                                                                      $24,155

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                                     $   130
 Tenant security deposit liabilities                                      291
 Accrued property taxes                                                   159
 Other liabilities                                                        350
 Mortgage notes payable                                                30,690

Partners' Deficit
 General partner                                       $ (4,260)
 Limited partners (49,196 units
   issued and outstanding)                               (3,205)       (7,465)

                                                                      $24,155

               See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)




                                               Years Ended December 31,
                                                  1997          1996

 Revenues:
    Rental income                               $10,756       $10,531
    Other income                                    732           782
         Total revenues                          11,488        11,313

 Expenses:
    Operating                                     5,105         5,175
    General and administrative                      341           656
    Depreciation                                  1,982         1,894
    Interest                                      2,236         1,884
    Property taxes                                  591           593
         Total expenses                          10,255        10,202

 Income before extraordinary item                 1,233         1,111
 Extraordinary loss on early
    extinguishment of debt                           --          (119)

    Net income                                  $ 1,233       $   992

 Net income allocated to
    general partner (1%)                        $    12       $    10
 Net income allocated to
    limited partners (99%)                        1,221           982

                                                $ 1,233       $   992

 Per limited partnership unit:
    Income before extraordinary item            $ 24.82       $ 22.36
    Extraordinary loss on early
      extinguishment of debt                         --         (2.40)

 Net income per limited partnership unit        $ 24.82       $ 19.96

                 See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership  General    Limited
                                    Units     Partner    Partners      Total

Original capital contributions    49,196      $      1   $ 49,196   $ 49,197

Partners' capital (deficit)
  at December 31, 1995            49,196      $ (3,267)  $  4,057   $    790

Net income                            --            10        982        992

Distributions                         --           (82)    (2,908)    (2,990)

Partners' capital (deficit)
  at December 31, 1996            49,196        (3,339)     2,131     (1,208)

Net income                            --            12      1,221      1,233

Distributions                         --          (933)    (6,557)    (7,490)

Partners' capital (deficit)
   at December 31, 1997           49,196      $ (4,260)  $ (3,205)  $ (7,465)

                 See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF CASH FLOWS
                        (in thousands, except unit data)

                                                           Years Ended December 31,
                                                              1997          1996
Cash flows from operating activities:
  Net income                                                $ 1,233      $   992
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                              1,982        1,894
    Amortization of loan costs                                   80           55
    Loss on disposal of property                                 34           --
    Extraordinary loss on early
      extinguishment of debt                                     --          119
    Changes in assets and liabilities:
      Receivables and deposits                                 (197)        (122)
      Other assets                                              (13)          30
      Accounts payable                                          (97)         (81)
      Tenant security deposit liabilities                       (55)          36
      Accrued property taxes                                    159           --
      Other liabilities                                         (17)         (49)

      Net cash provided by operating activities               3,109        2,874

Cash flows from investing activities:
  Property improvements and replacements                     (1,218)      (1,302)
  Receipts from (deposits to) restricted escrows                329          (16)

      Net cash used in investing activities                    (889)      (1,318)

Cash flows from financing activities:
  Proceeds from long-term borrowings                             --        6,000
  Loan costs                                                     --         (184)
  Payments on mortgage notes payable                             --          (32)
  Repayment of mortgage notes payable                            --       (1,282)
  Prepayment penalties                                           --          (23)
  Distributions paid                                         (7,490)      (2,990)

      Net cash (used in) provided by financing activities    (7,490)       1,489

Net (decrease) increase in cash and cash equivalents         (5,270)       3,045

Cash and cash equivalents at beginning of period              7,763        4,718

Cash and cash equivalents at end of period                  $ 2,493      $ 7,763

Supplemental disclosure of cash flow information:
   Cash paid for interest                                   $ 2,156      $ 1,689

                 See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Consolidated Capital Growth Fund (the "Partnership"), a California limited partnership, was formed on December 20, 1976, to acquire and operate commercial and residential properties. Partnership operations commenced June 30, 1977, the date on which impound requirements were met. Upon the Partnership's formation in 1976, five individuals were the general partners of the Partnership. These individuals were all shareholders of Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation. As a result of a series of transactions, CCEC became the Partnership's Managing Agent. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") acquired CCEC's interest as managing agent in the Partnership and its general partner interests in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and was elected as managing general partner in all 16 partnerships. As part of the solicitation for approval of CEI as general partner, the Limited Partners also approved the conversion of the five individual general partners from general partners to special limited partners, thereby leaving CEI as the sole general partner of the Partnership. The Partnership owns and operates four apartment properties located in the South. All of CEI's outstanding stock is owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia").

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Restricted Escrows:

    Replacement Reserve Account - At the time of the December 15, 1995, refinancing, approximately $357,000 of the proceeds were designated for a "replacement reserve fund" for certain capital replacements (as defined in the Replacement Reserve Agreement) at Breckinridge Square, Churchill Park and The Lakes. At December 31, 1997, the balance was approximately $448,000.

    Repair Escrow Account - In addition to the Replacement Reserve Account, $542,269 of the refinancing proceeds were designated for a "repair escrow" to cover necessary repairs and replacements to be completed at Breckinridge Square, Churchill Park, and The Lakes within one year of closing. Additionally, at the time of the November 13, 1996, financing of Tahoe Springs, approximately $58,000 of the proceeds were also designated for a "repair escrow." At December 31, 1997, these repairs had not been completed. At December 31, 1997, the balance was approximately $57,000. All excess funds will be transferred into the Replacement Reserve Account once the required repairs are complete.

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

Loan Costs: Loan costs of approximately $695,000, less accumulated amortization of approximately $137,000 are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Cash and Cash Equivalents: Includes cash on hand and in banks, certificates of deposit, and money market funds with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on the rental payments.

Income Taxes: No provision has been made in the financial statements for Federal income taxes because, under current law, no Federal income taxes are paid directly by the Partnership. The unit holders are responsible for their respective shares of Partnership net income or loss. The Partnership reports certain transactions differently for tax than for financial statement purposes.

Partners' Capital (Deficit): The Limited Partnership Agreement ("Agreement") provides that net income and net losses from operations for both financial and tax reporting purposes shall be allocated 99% to the Limited Partners and 1% to the General Partner. Net income per limited partnership unit for both 1997 and 1996 was computed as 99% of net income divided by 49,196 units outstanding.

All distributions other than Surplus Funds distributions (as defined in the Agreement) are allocated 99% to the Limited Partners and 1% to the General Partner. Distributions of Surplus Funds were allocated 100% to the Limited Partners until 1986 when the Limited Partners had received a return of their capital contributions plus a 10% cumulative return. Pursuant to the provisions of the Agreement, the General Partners have been entitled to 14% of Surplus Fund distributions since 1986. However, in connection with the settlement of litigation between CCEC and two affiliated partnerships, a portion of the General Partner's interest in the Partnership was assigned to the two affiliated partnerships. Each of the two affiliated partnerships received distributions of approximately $373,000 and $32,000 from the Partnership during 1997 and 1996, respectively.

Distributions since inception of the Partnership have aggregated approximately $125,800,000 to the Limited Partners and approximately $5,800,000 to the General Partner(s). Distributions of approximately $6,557,000 and approximately $933,000 were paid to the Limited Partners and the General Partner, respectively, during 1997.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, management finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expenses as incurred.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $136,000 and approximately $107,000 for the years ended December 31, 1997 and 1996, respectively.

Fair Value of Financial Instruments: "SFAS No. 107, Disclosures about Fair Value of Financial Instruments", as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Reclassifications: Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (dollar amounts in thousands):


                        Principal     Monthly                       Principal
                        Balance At    Payment    Stated              Balance
                       December 31,  Including  Interest  Maturity    Due At
  Property                 1997      Interest     Rate      Date     Maturity

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


On November 13, 1996, the Partnership financed Tahoe Springs. The Partnership received $6,000,000 in gross proceeds from the financing. The mortgage note requires monthly interest only payments at a stated interest rate of 7.33% and has a balloon payment due November 1, 2003. The Partnership recognized an extraordinary loss of approximately $119,000 on the early extinguishment of debt at Tahoe Springs as a result of the write-off of the related mortgage note discounts and prepayment penalties paid in connection with the early payoff of the mortgage notes.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the years ended December 31, 1997 and 1996, respectively. Such fees are included in operating expenses on the consolidated statements of operations and are reflected in the following table. The Limited Partnership Agreement ("Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of partnership activities. The General Partner and its affiliates received reimbursements and fees as reflected in the following table:

                                                          For the Years Ended
                                                              December 31,
                                                           1997         1996
                                                             (in thousands)

    Property management fees                               $567         $554
    Reimbursements for services of affiliates (1)           201          269
    Partnership management fees (2)                          82          213

    (1)Included in "reimbursements for services of affiliates" for 1997 and 1996 is approximately $6,000 and $15,000, respectively, in reimbursements for construction oversight costs. In addition, approximately $53,000 is included in 1996 for mortgage reimbursements in connection with the 1996 financing of Tahoe Springs.

    (2)The Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

At December 31, 1997, Insignia Properties, L.P. was the beneficial owner of 19,306 (39.2%) of the Partnership's limited partnership units.

NOTE D - REAL ESTATE AND ACCUMULATED DEPRECIATION

Investment Properties
   (dollar amounts in thousands)

                                          Initial Cost
                                          To Partnership

                                                    Buildings       Cost
                                                   and Related  Capitalized
                                                    Personal   Subsequent to
Description                 Encumbrances   Land     Property    Acquisition

Breckinridge Square         $ 6,000      $  641     $ 4,720       $ 2,381
  Louisville, Kentucky

Churchill Park                6,450         566       6,510         1,331
  Louisville, Kentucky

The Lakes                    12,240         946       9,605         3,702
  Raleigh, North Carolina

Tahoe Springs                 6,000       2,848       8,492           516
  Miami, Florida

Totals                      $30,690      $5,001     $29,327       $ 7,930

                       Gross Amount At Which Carried
                           At December 31, 1997
                                      Buildings
                                     And Related
                                      Personal                  Accumulated        Date of         Date        Depreciable
Description                Land       Property       Total      Depreciation    Construction     Acquired      Life-Years
Breckinridge Square       $  641     $ 7,101        $ 7,742      $ 5,587            1971          10/78            5-22
  Louisville, Kentucky

Churchill Park               566       7,841          8,407       3,788             1970           05/90           5-20
  Louisville, Kentucky

The Lakes                    946      13,307         14,253       7,631             1973           05/88           5-19
  Raleigh, North Carolina

Tahoe Springs              2,457       9,399         11,856       5,624           1972-1975        11/87           5-20
  Miami, Florida

  Totals                  $4,610     $37,648        $42,258     $22,630


Reconciliation of "Real Estate and Accumulated Depreciation:"


                                           Years Ended December 31,
                                            1997              1996
                                                (in thousands)
 Real Estate
 Balance at beginning of year             $41,105          $39,803
 Property improvements                      1,218            1,302
 Disposals of property                        (65)              --
 Balance at End of Year                   $42,258          $41,105

 Accumulated Depreciation
 Balance at beginning of year             $20,683          $18,789
 Additions charged to expense               1,982            1,894
 Disposals of property                        (35)              --
 Balance at end of year                   $22,630          $20,683


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996 is approximately $39,586,000 and approximately $38,369,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is approximately $15,748,000 and approximately $14,159,000, respectively.

NOTE E - SUBSEQUENT EVENT

During December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 15,000 of the outstanding units of limited partnership interest in the Partnership, at $300 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 19, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and
(a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 19, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interests of the other limited partners. During February 1998, the tender offers were completed and an affiliate of Insignia tendered 2,690 units of limited partnership interest in the Partnership.

NOTE F - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except unit data):


                                                    1997            1996

 Net income as reported                          $  1,233       $    992
 Add (deduct):
    Fixed asset write-offs and casualty gain           29             --
    Depreciation differences                          393            430
    Prepaid rent                                      139           (111)
    Other                                              37             41

 Federal taxable income                          $  1,831       $  1,352
 Federal taxable income per limited
     partnership unit                            $  36.84       $  27.21

The tax basis of the Partnership's assets and liabilities is approximately $10,074,945 greater than the assets and liabilities as reported in the financial statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There were no disagreements with Ernst & Young LLP regarding the 1997 and 1996 audits of the Partnership's financial statements.



                                   PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The names of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's General Partner, their ages and the nature of all positions with CEI presently held by them are as follows:

     NAME OF INDIVIDUAL            POSITION IN CEI            AGE

     William H. Jarrard, Jr.       President/Director          51

     Ronald Uretta                 Vice President/Treasurer    41

     Daniel M. LeBey               Vice President/Secretary    32

     Robert D. Long, Jr.           Vice President              30

     Kelley M. Buechler            Assistant Secretary         40

     Martha L. Long                Controller                  38

William H. Jarrard, Jr. has been President and Director of CEI since December 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of CEI since, May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of CEI since December 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Daniel M. LeBey has been Vice President and Secretary of CEI since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Robert D. Long, Jr. has been Vice President of CEI since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Kelley M. Buechler has been Assistant Secretary of CEI since December 1994, and Assistant Secretary of Insignia since January 1991.

Martha L. Long, has been Controller of CEI since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of The First Savings Bank, in Greenville, South Carolina.

ITEM 10.    EXECUTIVE COMPENSATION

No remuneration was paid to the General Partner nor any of its directors and officers during the year ended December 31, 1997.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

    Except as provided below, as of February 28, 1998, no person was known by the Registrant to own of record or beneficially more than five percent of the Units of the Partnership:

     NUMBER OF                          PERCENT
    NAME AND ADDRESS                     UNITS        OF TOTAL

    Insignia Properties, L.P.          21,995.65       44.71%
     One Insignia Financial Plaza
     P. O. Box 1089
     Greenville, SC  29602

Insignia Properties, L.P. is an affiliate of Insignia.  (See "Item 1".)

(b) Beneficial Owners of Management

    Except as described in 11(a) above, neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c) Changes in Control

    Beneficial Owners of CEI

    As of December 31, 1997, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

     NUMBER OF                        PERCENT
    NAME AND ADDRESS                 CEI SHARES       OF TOTAL

    Insignia Properties Trust         100,000           100%
     One Insignia Financial Plaza
     P. O. Box 1089
     Greenville, SC  29602

Insignia Properties Trust is an affiliate of Insignia.  (See "Item 1".)

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Current Management and Others

Except for the transactions described below, neither CEI nor any of its directors, officers or associates, or any associates of any of them, has had any interest in any other transaction to which the Registrant is a party.

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the years ended December 31, 1997 and 1996, respectively. Such fees are included in operating expenses on the consolidated statements of operations and are reflected in the following table. The Limited Partnership Agreement ("Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of partnership activities. The General Partner and its affiliates received reimbursements and fees as reflected in the following table:


                                                            For the Years Ended
                                                                December 31,
                                                               1997      1996
                                                               (in thousands)

    Property management fees                                   $567      $554
    Reimbursements for services of affiliates (1)               201       269
    Partnership management fees (2)                              82       213

    (1)Included in "reimbursements for services of affiliates" for 1997 and 1996 is approximately $6,000 and $15,000, respectively, in reimbursements for construction oversight costs. In addition, approximately $53,000 is included in 1996 for mortgage reimbursements in connection with the 1996 financing of Tahoe Springs.

    (2)The Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

At December 31, 1997, Insignia Properties, L.P. was the beneficial owner of 19,306 (39.2%) of the Partnership's limited partnership units.

All of the above-referenced agreements with affiliates of CEI and related parties of the Partnership are subject to the conditions and limitations imposed by the Partnership Agreement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          (b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1997: None.

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

                                CONSOLIDATED CAPITAL GROWTH FUND

                                By: CONCAP EQUITIES, INC.
                                Its General Partner,



March 6, 1998                   By: /s/ William H. Jarrard, Jr.
Date                                William H. Jarrard, Jr.
                                    President/Director


March 6, 1998                   By: /s/ Ronald Uretta
Date                                Ronald Uretta
                                    Vice President/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 6, 1998                   By: /s/ William H. Jarrard, Jr.
Date                                William H. Jarrard, Jr.
                                    President/Director



March 6, 1998                   By: /s/ Ronald Uretta
Date                                Ronald Uretta
                                    Vice President/Treasurer


                                   EXHIBIT INDEX
   S-K REFERENCE                                                  SEQUENTIAL
      NUMBER            DOCUMENT DESCRIPTION                     PAGE NUMBER

         3         Certificate of Limited Partnership,               N/A
                   as amended to date.

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

        10.4       Bill of Sale and Assignment dated                 N/A
                   October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Quarterly Report on Form
                   10-Q for the quarter ended September 30, 1990).

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

        10.9       Assignment and Assumption Agreement dated         N/A
                   October 23, 1990, by and between CCMLP and R&B Realty Group (400 Series of Property
                   Management Contracts), (Incorporated by
                   reference to the Quarterly Report on Form
                   10-Q for the quarter ended September 30, 1990).

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

       10.27       Assignment and Assumption Agreement as to         N/A
                   Certain Property Management Services dated
                   November 17, 1993, by and between Coventry
                   Properties, Inc. and Partnership Services, Inc.

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

         11        Statement regarding computation of Net Income     N/A
                   per Limited Partnership Unit (Incorporated by reference to Note A of Item 7 - Financial
                   Statements of this Form 10-K).

         16        Letter, dated August 12, 1992, from               N/A
                   Ernst & Young to the Securities and Exchange
                   Commission regarding change in certifying accountant. (Incorporated by reference to
                   Form 8-K dated August 6, 1992).

         27        Financial Data Schedule.