Form 10QSB
period 1998-03-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 1998-05-11
CIK 201529

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                 (864) 239-1000
                           Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)
                        CONSOLIDATED CAPITAL GROWTH FUND

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1998


Assets
  Cash and cash equivalents                                   $  2,326
  Receivables and deposits                                         758
  Restricted escrows                                               668
  Other assets                                                     564
  Investment properties:
    Land                                       $  4,610
    Buildings and related personal property      37,769
                                                 42,379
    Less accumulated depreciation               (23,139)        19,240

                                                              $ 23,556

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                            $    118
  Tenant security deposit liabilities                              283
  Accrued property taxes                                           147
  Other liabilities                                                387
  Mortgage notes payable                                        30,690

Partners' Deficit
  General partner                              $ (4,382)
  Limited partners (49,196 units
      issued and outstanding)                    (3,687)        (8,069)

                                                              $ 23,556

                 See Accompanying Notes to Financial Statements


b)
                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                    Three Months Ended
                                                         March 31,
                                                    1998          1997
Revenues:
  Rental income                                   $ 2,603       $ 2,531
  Other income                                        156           171
     Total revenues                                 2,759         2,702

Expenses:
  Operating                                         1,151         1,207
  General and administrative                           96           161
  Depreciation                                        509           481
  Interest                                            558           558
  Property taxes                                      154           154
     Total expenses                                 2,468         2,561

Net income                                        $   291       $   141

Net income allocated to general partner (1%)      $     3       $     1
Net income allocated to limited partners (99%)        288           140

                                                  $   291       $   141

Net income per limited partnership unit           $  5.85       $  2.84

                 See Accompanying Notes to Financial Statements


c)
                       CONSOLIDATED CAPITAL GROWTH FUND

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner      Partners       Total
Original capital contributions          49,196       $      1     $ 49,196     $ 49,197

Partners' deficit
  at December 31, 1997                  49,196       $ (4,260)    $ (3,205)    $ (7,465)

Distributions                               --           (125)        (770)        (895)

Net income for the three months
  ended March 31, 1998                      --              3          288          291

Partners' deficit
  at March 31, 1998                     49,196       $ (4,382)    $ (3,687)    $ (8,069)

          See Accompanying Notes to Consolidated Financial Statements


d)
                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Three Months Ended
                                                                 March 31,
                                                             1998         1997

Cash flows from operating activities:
  Net income                                              $    291    $    141
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                               509         481
    Amortization of loan costs                                  19          19
    Change in accounts:
      Receivables and deposits                                  37        (108)
      Other assets                                              53          12
      Accounts payable                                         (12)          2
      Tenant security deposit liabilities                       (8)         --
      Accrued property taxes                                   (12)        148
      Other liabilities                                         37         (13)

         Net cash provided by operating activities             914         682

Cash flows from investing activities:
  Property improvements and replacements                      (121)       (453)
  Net (deposits to) receipts from restricted escrows           (65)        343

         Net cash used in investing activities                (186)       (110)

Cash flows used in financing activities:
  Distributions paid                                          (895)     (6,892)

Net decrease in cash and cash equivalents                     (167)     (6,320)

Cash and cash equivalents at beginning of period             2,493       7,763
Cash and cash equivalents at end of period                $  2,326    $  1,443

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $    539    $    539

                 See Accompanying Notes to Financial Statements

e)
                        CONSOLIDATED CAPITAL GROWTH FUND

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the three month periods ended March 31, 1998 and 1997, respectively. The limited partnership agreement ("Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements and fees as reflected in the following table:


                                               For the Three Months Ended
                                                        March 31,
                                                   1998           1997
                                                     (in thousands)

Property management fees (included in              $140           $137
 operating expense)

Reimbursement for services of affiliates
 (included in operating and general and
 administrative expenses and investment
 property) (1)                                       53             49

Partnership management fees (included in
 general and administrative expenses) (2)            --             82


  (1) Included in "reimbursement for services of affiliates" is approximately $4,000 in reimbursements for construction oversight costs for the period ended March 31, 1997.

  (2) The Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

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

NOTE C - DISTRIBUTIONS

During the three months ended March 31, 1998, the Partnership distributed approximately $770,000 to the limited partners and approximately $125,000 to the General Partner. Subsequent to March 31, 1998, payments were made by the Partnership to the Georgia Department of Revenue and the North Carolina Department of Revenue for withholding taxes related to income generated by the
Partnership's investment properties located in these states.   These payments
were treated as distributions to the partners and are included in the distribution amounts above. During the three months ended March 31, 1997, a distribution of approximately $6,723,000 was made to the limited partners and a distribution of approximately $169,000 was made to the General Partner.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:

                                                       Average
                                                      Occupancy
Property                                          1998         1997

Breckinridge Square (1)
 Louisville, Kentucky                             89%          89%

Churchill Park (2)
 Louisville, Kentucky                             92%          88%

The Lakes (1)
 Raleigh, North Carolina                          88%          91%

Tahoe Springs
 Miami, Florida                                   94%          96%


(1) The low occupancy at Breckenridge Square and The Lakes is due to softening real estate markets and increased competition from new complexes in the Louisville and Raleigh areas. The General Partner is offering incentives to prospective tenants in an effort to increase occupancy.

(2) The General Partner attributes the increase in occupancy at Churchill Park to increased marketing efforts and the composition of its resident profile which has not been affected by the increase in competition affecting Breckenridge Square.

Results of Operations

The Partnership's net income for the three months ended March 31, 1998, was approximately $291,000 versus net income of approximately $141,000 for the three months ended March 31, 1997. The increase in net income is primarily the result of an increase in rental income and a decrease in operating and general and administrative expenses. Rental income increased due to an increase in average annual rental rates at all of the investment properties, despite decreases in occupancy at The Lakes and Tahoe Springs. General and administrative expenses decreased due to the decrease in the distribution of funds "available from operations" as defined in the Partnership Agreement. During the period ended March 31, 1998, approximately $895,000 was distributed from surplus funds. As noted in "Note B - Transactions with Affiliated Parties", the Partnership Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Partnership Agreement) to be paid to the General Partner for executive and management services. Operating expense decreased due to a decrease in interior building repairs at Breckinridge Square. Also, maintenance expense decreased at Churchill Park as a result of exterior painting and office enhancements, which were both done during the three months ended March 31, 1997.

Included in operating expenses for the period ended March 31, 1998, is approximately $29,000 of major repairs and maintenance mainly comprised of exterior building improvements, exterior painting and window coverings. Included in operating expenses for the period ended March 31, 1997, is approximately $91,000 of major repairs and maintenance mainly comprised of exterior building repairs, exterior painting and office equipment.

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

Liquidity and Capital Resources

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $2,326,000 versus approximately $1,443,000 at March 31, 1997. The net decrease in cash and cash equivalents for the periods ended March 31, 1998 and 1997 is approximately $167,000 and $6,320,000, respectively. Net cash provided by operating activities increased as a result of the increase in net income, as described above, along with a decrease in receivables and deposits, offset partially by a decrease in accrued property taxes. These changes were due to the timing of tax payments from escrow funds. Net cash used in investing activities increased primarily due to the net increase in deposits to restricted escrows. This was partially offset by a smaller increase in property improvements and replacements due to a chiller replacement project at Churchill Park and an HVAC replacement project at The Lakes, during the three months ended March 31, 1997. Net cash used in financing activities decreased due to a decrease in distributions made to the partners.

The Partnership has no material capital programs scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $30,690,000 requires monthly interest only payments. These notes require balloon payments on November 1, 2003, and December 1, 2005, at which time the properties will either be refinanced or sold. During the three months ended March 31, 1998, the Partnership distributed approximately $770,000 to the limited partners and approximately $125,000 to the General Partner. Subsequent to March 31, 1998, payments were made by the Partnership to the Georgia Department of Revenue and the North Carolina Department of Revenue for withholding taxes related to income generated by the
Partnership's investment properties located in these states.   These payments
were treated as distributions to the partners and are included in the distribution amounts above. During the three months ended March 31, 1997, a distribution of approximately $6,723,000 was made to the limited partners and a distribution of approximately $169,000 was made to the General Partner. The General Partner is planning on making a distribution in the third quarter of 1998.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)  Reports on Form 8-K:

         None filed during the quarter ended March 31, 1998.


                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CONSOLIDATED CAPITAL GROWTH FUND

                             By: CONCAP EQUITIES, INC.
                                 the General Partner

                             By: /s/ William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President/Director

                             By: /s/ Ronald Uretta
                                 Ronald Uretta
                                 Vice President/Treasurer

                             Date:  May 11, 1998