Form 10QSB
period 1998-06-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 1998-08-06
CIK 201529

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


                  For the quarterly period ended June 30, 1998


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


ITEM 1.  FINANCIAL STATEMENTS


a)
                        CONSOLIDATED CAPITAL GROWTH FUND

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1998



Assets
  Cash and cash equivalents                                        $  3,346
  Receivables and deposits                                              762
  Restricted escrows                                                    604
  Other assets                                                          552
  Investment properties:
    Land                                               $  4,610
    Buildings and related personal property              38,063
                                                         42,673
    Less accumulated depreciation                       (23,653)     19,020

                                                                   $ 24,284

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                 $    257
  Tenant security deposit liabilities                                   305
  Accrued property taxes                                                304
  Other liabilities                                                     368
  Mortgage notes payable                                             30,690

Partners' Deficit
  General partner                                      $ (4,378)
  Limited partners (49,196 units
      issued and outstanding)                            (3,262)     (7,640)

                                                                   $ 24,284

                 See Accompanying Notes to Financial Statements


b)
                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                           1998      1997      1998      1997
Revenues:
  Rental income                          $ 2,636   $ 2,654   $ 5,239   $ 5,185
  Other income                               193       178       349       349
     Total revenues                        2,829     2,832     5,588     5,534

Expenses:
  Operating                                1,093     1,138     2,244     2,345
  General and administrative                  80        77       176       238
  Depreciation                               514       494     1,023       975
  Interest                                   559       561     1,117     1,119
  Property taxes                             154       154       308       308
     Total expenses                        2,400     2,424     4,868     4,985

Net income                               $   429   $   408   $   720   $   549

Net income allocated to
  general partner (1%)                   $     4   $     4   $     7   $     5
Net income allocated to
  limited partners (99%)                     425       404       713       544

                                         $   429   $   408   $   720   $   549

Net income per limited partnership unit  $  8.64   $  8.21   $ 14.49   $ 11.06

                 See Accompanying Notes to Financial Statements


c)
                        CONSOLIDATED CAPITAL GROWTH FUND

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)




                                      Limited
                                    Partnership   General    Limited
                                       Units      Partner    Partners    Total

Original capital contributions       49,196       $      1   $ 49,196  $ 49,197

Partners' deficit
  at December 31, 1997               49,196       $ (4,260)  $ (3,205) $ (7,465)

Distributions                            --           (125)      (770)     (895)

Net income for the six months
  ended June 30, 1998                    --              7        713       720

Partners' deficit
  at June 30, 1998                   49,196       $ (4,378)  $ (3,262) $ (7,640)

                 See Accompanying Notes to Financial Statements


d)
                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Six Months Ended
                                                                June 30,
                                                             1998       1997
Cash flows from operating activities:
  Net income                                               $   720    $   549
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                             1,023        975
    Amortization of loan costs                                  39         41
    Change in accounts:
      Receivables and deposits                                  33       (212)
      Other assets                                              45        (14)
      Accounts payable                                         127        (84)
      Tenant security deposit liabilities                       14        (14)
      Accrued property taxes                                   145        296
      Other liabilities                                         18         (2)

         Net cash provided by operating activities           2,164      1,535

Cash flows from investing activities:
  Property improvements and replacements                      (415)      (736)
  Net (deposits to) receipts from restricted escrows            (1)       341

         Net cash used in investing activities                (416)      (395)

Cash flows used in financing activities:
  Distributions paid                                          (895)    (6,892)

Net increase (decrease) in cash and cash equivalents           853     (5,752)

Cash and cash equivalents at beginning of period             2,493      7,763
Cash and cash equivalents at end of period                 $ 3,346    $ 2,011

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $ 1,078    $ 1,078


                 See Accompanying Notes to Financial Statements

e)
                        CONSOLIDATED CAPITAL GROWTH FUND

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the six month periods ended June 30, 1998 and 1997, respectively. The limited partnership agreement ("Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements and fees as reflected in the following table:


                                                 For the Six Months Ended
                                                         June 30,
                                                   1998            1997
                                                       (in thousands)

Property management fees (included in              $283           $279
 operating expense)

Reimbursement for services of affiliates
 (included in general and administrative
 expenses)                                          101             94

Partnership management fees (included in
 general and administrative expenses) (1)            --             82

(1) The Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services.


Reimbursements for construction oversight costs, included in operating expense for the periods ended June 30, 1998 and 1997, were approximately $1,000 and $3,000, respectively.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

During December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 15,000 of the outstanding units of limited partnership interest in the Partnership, at $300 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 19, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and
(a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 19, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interests of the other limited partners. During February 1998, the tender offers were completed and an affiliate of Insignia tendered 2,690 units of limited partnership interest in the Partnership.

NOTE C - DISTRIBUTIONS

During the six months ended June 30, 1998, the Partnership distributed approximately $770,000 to the limited partners and approximately $125,000 to the General Partner. Payments made by the Partnership to the Georgia Department of Revenue and the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment properties located in these states were treated as distributions to the partners and are included in the distribution amounts above. During the six months ended June 30, 1997, a distribution of approximately $6,723,000 was made to the limited partners and a distribution of approximately $169,000 was made to the General Partner.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:


                                                      Average
                                                     Occupancy
Property                                          1998        1997

Breckinridge Square
 Louisville, Kentucky                              92%         93%

Churchill Park
 Louisville, Kentucky                              91%         91%

The Lakes (1)
 Raleigh, North Carolina                           89%         92%

Tahoe Springs
 Miami, Florida                                    94%         94%


(1)The low occupancy at The Lakes is due to a softening real estate market and increased competition from new complexes in the Raleigh area. The General Partner is offering incentives to prospective tenants in an effort to increase occupancy.


Results of Operations

The Partnership's net income for the three and six months ended June 30, 1998, was approximately $429,000 and $720,000, respectively, versus net income of approximately $408,000 and $549,000, respectively, for the three and six months ended June 30, 1997. The increase in net income is primarily the result of an increase in rental income and a decrease in operating and general and administrative expenses. Rental income increased due to an increase in average annual rental rates at all of the investment properties, despite decreases in occupancy at Breckinridge Square and The Lakes. General and administrative expenses decreased due to the decrease in the distribution of funds "available from operations" as defined in the Partnership Agreement. During the period ended June 30, 1998, approximately $895,000 was distributed from surplus funds as compared to approximately $5,975,000 from surplus funds and $917,000 from operations during the period ended June 30, 1997. As noted in "Note B - Transactions with Affiliated Parties", the Partnership Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Partnership Agreement) to be paid to the General Partner for executive and management services. Operating expense decreased due to a decrease in interior building repairs at Breckinridge Square. Also, maintenance expense decreased at Churchill Park as a result of exterior painting and at The Lakes due to gutter repairs completed during 1997. In addition, office enhancements were done at The Lakes and Churchill Park during the six months ended June 30, 1997.


Included in operating expenses for the period ended June 30, 1998, is approximately $43,000 of major repairs and maintenance mainly comprised of exterior building repairs, exterior painting, major landscaping, and window covering replacements. Included in operating expenses for the period ended June 30, 1997, is approximately $117,000 of major repairs and maintenance mainly comprised of exterior building repairs, exterior painting, office equipment, gutter repairs, major landscaping, and window covering replacements.

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

Liquidity and Capital Resources

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $3,346,000 versus approximately $2,011,000 at June 30, 1997. The net increase in cash and cash equivalents for the period ended June 30, 1998 is approximately $853,000 versus a net decrease in cash and cash equivalents of $5,752,000 for the period ended June 30, 1997. Net cash provided by operating activities increased as a result of the increase in net income, as described above, along with a decrease in receivables and deposits and an increase in accounts payable, offset partially by a lesser increase in accrued property taxes. Receivables and deposits decreased due to the receipt of a reimbursement for expended funds covered by the replacement reserve at The Lakes Apartments which was accrued at December 31, 1997. Accounts payable increased due to the timing of the payment of various invoices. The change in accrued taxes is due to the timing of tax payments. Net cash used in investing activities increased primarily due to an increase in net deposits to restricted escrows. This was partially offset by a smaller increase in property improvements and replacements due to a chiller replacement project at Churchill Park and an HVAC replacement project at The Lakes, during the six months ended June 30, 1997. Net cash used in financing activities decreased due to a decrease in distributions made to the partners.

The Partnership has no material capital programs scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $30,690,000 requires monthly interest only payments. These notes require balloon payments on November 1, 2003, and December 1, 2005, at which time the properties will either be refinanced or sold. During the six months ended June 30, 1998, the Partnership distributed approximately $770,000 to the limited partners and approximately $125,000 to the General Partner. Payments made by the Partnership to the Georgia Department of Revenue and the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment properties located in these states were treated as distributions to the partners and are included in the distribution amounts above. During the six months ended June 30, 1997, a distribution of approximately $6,723,000 was made to the limited partners and a distribution of approximately $169,000 was made to the General Partner. The General Partner is planning on making a distribution in the third quarter of 1998.

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

     b)    Reports on Form 8-K:

           None filed during the quarter ended June 30, 1998.



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


                             Date: August 6, 1998