Form 10QSB
period 1998-09-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 1998-11-12
CIK 201529

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


               For the quarterly period ended September 30, 1998


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


                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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


ITEM 1.  FINANCIAL STATEMENTS


a)
                        CONSOLIDATED CAPITAL GROWTH FUND

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1998



Assets
  Cash and cash equivalents                                           $  4,012
  Receivables and deposits                                                 928
  Restricted escrows                                                       478
  Other assets                                                             552
  Investment properties:
    Land                                                   $  4,610
    Buildings and related personal property                  38,251
                                                             42,861
    Less accumulated depreciation                           (24,164)    18,697

                                                                      $ 24,667

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                    $    159

  Tenant security deposit liabilities                                      314
  Accrued property taxes                                                   449
  Other liabilities                                                        369
  Distribution payable                                                   1,351
  Mortgage notes payable                                                30,690

Partners' Deficit
  General partner                                          $ (4,564)
  Limited partners (49,196 units
      issued and outstanding)                                (4,101)    (8,665)

                                                                      $ 24,667

                 See Accompanying Notes to Financial Statements

b)
                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                         1998      1997      1998      1997
Revenues:
  Rental income                        $ 2,684   $ 2,697   $ 7,923   $ 7,882
  Other income                             199       210       548       559
     Total revenues                      2,883     2,907     8,471     8,441

Expenses:
  Operating                              1,256     1,320     3,500     3,665
  General and administrative                62        36       238       274
  Depreciation                             534       501     1,557     1,476
  Interest                                 558       559     1,675     1,678
  Property taxes                           147       158       455       466
     Total expenses                      2,557     2,574     7,425     7,559

Net income                             $   326   $   333   $ 1,046   $   882

Net income allocated to
  general partner (1%)                 $     3   $     3   $    10   $     9
Net income allocated to
  limited partners (99%)                   323       330     1,036       873

                                       $   326   $   333   $ 1,046   $   882

Net income per Limited
  Partnership Unit                     $  6.57   $  6.70   $ 21.06   $ 17.75

Operating distributions per Limited
  Partnership Unit                     $    --   $    --   $    --   $ 18.45

Surplus distributions per Limited
  Partnership Unit                       23.62     10.45     39.27    114.90

Distributions per Limited
  Partnership Unit                     $ 23.62   $ 10.45   $ 39.27   $133.35

                 See Accompanying Notes to Financial Statements

c)
                        CONSOLIDATED CAPITAL GROWTH FUND

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                         Limited
                                       Partnership   General    Limited
                                          Units      Partner    Partners    Total
Original capital contributions          49,196       $      1   $ 49,196  $ 49,197

Partners' deficit
  at December 31, 1997                  49,196       $ (4,260)  $ (3,205) $ (7,465)

Distributions                               --           (314)    (1,932)   (2,246)

Net income for the nine months
  ended September 30, 1998                  --             10      1,036     1,046

Partners' deficit

                 See Accompanying Notes to Financial Statements

d)
                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                           Nine Months Ended
                                                             September 30,
                                                            1998      1997
Cash flows from operating activities:
  Net income                                               $ 1,046   $   882
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                             1,557     1,476
    Amortization of loan costs                                  58        61
    Change in accounts:
      Receivables and deposits                                (133)     (326)
      Other assets                                              44        (4)
      Accounts payable                                          29       (76)
      Tenant security deposit liabilities                       23       (37)
      Accrued property taxes                                   290       448
      Other liabilities                                         19         4

         Net cash provided by operating activities           2,933     2,428

Cash flows from investing activities:
  Property improvements and replacements                      (644)     (971)
  Net receipts from restricted escrows                         125       304

         Net cash used in investing activities                (519)     (667)

Cash flows used in financing activities:
  Distributions paid                                          (895)   (7,406)

Net decrease in cash and cash equivalents                    1,519    (5,645)

Cash and cash equivalents at beginning of period             2,493     7,763
Cash and cash equivalents at end of period                 $ 4,012   $ 2,118

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $ 1,617   $ 1,796
Supplemental disclosure of non-cash activity
  Distribution payable                                     $ 1,351   $    84

                 See Accompanying Notes to Financial Statements

e)
                        CONSOLIDATED CAPITAL GROWTH FUND

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees to an affiliate of the General Partner based upon collected gross rental revenues for property management services as noted below for the nine month periods ended September 30, 1998 and 1997, respectively. The Limited Partnership Agreement ("Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements and fees as reflected in the following table:


                                             For the Nine Months Ended
                                                    September 30,
                                                  1998        1997
                                                   (in thousands)
Property management fees (included in              $428        $423
 operating expense)

Reimbursement for services of affiliates
 (included in general and administrative
 expenses)                                          149         142

Partnership management fees (included in
 general and administrative expenses) (1)            --          82

(1) The Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services.

Reimbursements for construction oversight costs, included in operating expense for the periods ended September 30, 1998 and 1997, were approximately $2,000 and $4,000, respectively.

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

During December 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 15,000 of the outstanding units of limited partnership interest in the Partnership at $300 per unit, net to the seller in cash. During February 1998, the tender offer was completed and the Purchaser acquired 2,690 units of limited partnership interest in the Partnership.

NOTE C - DISTRIBUTIONS

During the nine months ended September 30, 1998, the Partnership distributed approximately $1,932,000 to the limited partners and approximately $314,000 to the General Partner. Payments made by the Partnership to the Georgia Department of Revenue and the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment properties located in these states were treated as distributions to the partners and are included in the distribution amounts above. During the nine months ended September 30, 1997, distributions of approximately $6,557,000 were made to the limited partners and approximately $933,000 were made to the General Partner.

NOTE D - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger.
As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:


                                                      Average
                                                     Occupancy
Property                                          1998        1997

Breckinridge Square
 Louisville, Kentucky                              92%         94%

Churchill Park
 Louisville, Kentucky                              92%         93%

The Lakes
 Raleigh, North Carolina                           91%         92%

Tahoe Springs
 Miami, Florida                                    93%         93%


Results of Operations

The Partnership's net income for the three and nine months ended September 30, 1998, was approximately $326,000 and $1,046,000, respectively, versus net income of approximately $333,000 and $882,000, respectively, for the three and nine months ended September 30, 1997. The increase in net income for the corporate nine month periods is primarily the result of an increase in rental income and a decrease in operating and general and administrative expenses, partially offset by an increase in depreciation expense. Rental income increased due to an increase in average annual rental rates at all of the investment properties, despite slight decreases in occupancy at all but one of the investment properties. General and administrative expenses decreased due to the decrease in the distribution of funds "available from operations" as defined in the Partnership Agreement. During the period ended September 30, 1998, approximately $2,246,000 was distributed from surplus funds as compared to approximately $6,573,000 from surplus funds and $917,000 from operations during the period ended September 30, 1997. As noted in "Note B - Transactions with Affiliated Parties", the Partnership Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Partnership Agreement) to be paid to the General Partner for executive and management services. Operating expense decreased primarily at Churchill Park as a result of exterior painting and parking lot repairs completed during 1997. During the same period, major landscaping projects were done at Tahoe Springs and The Lakes. At the same time, office enhancement projects were undertaken during 1997 at Churchill Park and The Lakes. The increase in depreciation expense results from increases at all of the investment properties as a result of capital improvements made over the past two years.

Net income decreased for the three months ended September 30, 1998 partially due to a decrease in rental income at Breckinridge Square. The property had to offer increased rental rate concessions due to extremely competitive market conditions for residential housing. In addition, other income declined due to a decrease in corporate unit rentals at all of the properties. The decrease in total revenue is partially offset by a decrease in operating expenses primarily at Breckinridge Square due to interior and exterior building improvements undertaken during the third quarter of 1997.

Included in operating expenses for the period ended September 30, 1998, is approximately $70,000 of major repairs and maintenance mainly comprised of exterior building repairs, gutter repairs and window covering replacements. Included in operating expenses for the period ended September 30, 1997, is approximately $179,000 of major repairs and maintenance mainly comprised of exterior building repairs, exterior painting, office equipment, gutter repairs, major landscaping, parking lot repairs, and window covering replacements.

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

Liquidity and Capital Resources

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $4,012,000 versus approximately $2,118,000 at September 30, 1997. The net increase in cash and cash equivalents for the period ended September 30, 1998 is approximately $1,519,000 versus a net decrease in cash and cash equivalents of $5,645,000 for the period ended September 30, 1997. Net cash provided by operating activities increased as a result of the increase in net income, as described above, along with a smaller increase in receivables and deposits offset partially by a lesser increase in accrued property taxes as compared to the same period last year. Net cash used for receivables and deposits decreased due to the receipt of a reimbursement for expended funds covered by the replacement reserve at The Lakes Apartments which was accrued at December 31, 1997. The change in accrued taxes is due to the timing of tax payments. Net cash used in investing activities decreased as a result of a smaller increase in property improvements and replacements due to a chiller replacement project at Churchill Park and an HVAC replacement project at The Lakes, during the nine months ended September 30, 1997. This was partially offset by a decrease in net receipts from restricted escrows. Net cash used in financing activities decreased due to a decrease in distributions made to the partners.

The Partnership has no material capital programs scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely effected. The mortgage indebtedness of approximately $30,690,000 requires monthly interest only payments. These notes require balloon payments on November 1, 2003, and December 1, 2005. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. During the nine months ended September 30, 1998, the Partnership distributed approximately $1,932,000 to the limited partners and approximately $314,000 to the General Partner. Payments made by the Partnership to the Georgia Department of Revenue and the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment properties located in these states were treated as distributions to the partners and are included in the distribution amounts above. During the nine months ended September 30, 1997, distributions of approximately $6,557,000 were made to the limited partners and distributions of approximately $933,000 were made to the General Partner. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger.
As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

RISK ASSOCIATED WITH THE YEAR 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner  is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

     b)  Reports on Form 8-K:

         None filed during the quarter ended September 30, 1998.

                                   SIGNATURES


 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               CONSOLIDATED CAPITAL GROWTH FUND

                               By:  CONCAP EQUITIES, INC.
                                    the General Partner


                               By: /s/ Patrick Foye
                                    Patrick Foye
                                    Executive Vice President


                               By: /s/ Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting
                                   (Duly Authorized Officer)


                               Date: November 12, 1998