Form 10KSB
period 1998-12-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 1999-03-26
CIK 201529

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $11,248,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None



                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Consolidated Capital Growth Fund (the "Partnership" or "Registrant") was organized on December 20, 1976 as a limited partnership under the California Uniform Limited Partnership Act. The general partner responsible for management of the Partnership's business is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2006 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real properties for investment. Starting in 1977 through 1980, during its acquisition phase, the Registrant acquired twenty-five existing properties. The Registrant continues to own and operate four of these properties. All but one of these properties, Breckenridge Square Apartments, were previously sold and have been reacquired by the Partnership after the borrowers were unable to perform under the terms of their note agreements. See "Item 2. Description of Properties".

Commencing February 25, 1977, the Partnership offered pursuant to a Registration Statement filed with the Securities and Exchange Commission (the "SEC") 50,000 Units of Limited Partnership interest (the Units) at a purchase price of $1,000 per unit. The sale of Units closed on October 10, 1978, with 49,196 Units sold at $1,000 each, or gross proceeds of approximately $49,200,000 to the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

Upon the Partnership's formation in 1976, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner and Consolidated Capital Group ("CCG"), a California general partnership, was the non-corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership and approved conversion of the general partner interest of the non-corporate general partner, CCG, to that of a special limited partner ("Special Limited Partner") without voting and without other rights of a limited partner except for the economic interest previously held as a general partner. Pursuant to an amendment to the Partnership Agreement, the non-corporate general partner interest of CCG was converted to that of a Special Limited Partner and CEI became the sole general partner of the Partnership on December 31, 1991.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. These services were provided by affiliates of the General Partner for the years ended December 31, 1998 and 1997.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's property and the rents that may be charged for such apartments. While the General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Registrant's investments in properties:

                                Date of
      Property                  Purchase    Type of Ownership          Use

Breckinridge Square Apartments   10/78    Fee ownership, subject    Apartment
 Louisville, Kentucky                     to first mortgage.        294 units

Churchill Park Apartments        05/90    Fee ownership, subject    Apartment
 Louisville, Kentucky                     to first mortgage.        384 units

The Lakes Apartments             05/88    Fee ownership, subject    Apartment
 Raleigh, North Carolina                  to first mortgage.        600 units

Tahoe Springs Apartments         11/87    Fee ownership subject     Apartment
 Miami, Florida                           to first mortgage         368 units

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

                         Gross
                        Carrying    Accumulated                         Federal
Property                 Value     Depreciation     Rate    Method     Tax Basis
                            (in thousands)                          (in thousands)


Breckinridge Square
 Apartments             $ 8,148       $ 5,965    5-22 yrs     S/L      $ 2,432

Churchill Park
 Apartments               8,529         4,263    5-20 yrs     S/L        4,235

The Lakes
 Apartments              14,622         8,357    5-19 yrs     S/L        8,609

Tahoe Springs
 Apartments              12,008         6,120    5-20 yrs     S/L        7,990

  Total                 $43,307       $24,705                          $23,266


See "Note A" to the financial statements in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                        Principal                                        Principal
                        Balance At                                        Balance
                       December 31,   Interest    Period    Maturity      Due At
Property                   1998         Rate    Amortized     Date     Maturity (2)
                      (in thousands)                                  (in thousands)


Breckinridge Square
1st mortgage           $ 6,000          6.95%      (1)      12/1/05       $ 6,000

Churchill Park
  1st mortgage           6,450          6.95%      (1)      12/1/05         6,450

The Lakes
  1st mortgage          12,240          6.95%      (1)      12/1/05        12,240

Tahoe Springs
  1st mortgage           6,000          7.33%      (1)      11/1/03         6,000

Total                  $30,690                                            $30,690


(1)  Payments are interest only.

(2) See "Item 7. Financial Statements," Note C for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

AVERAGE ANNUAL RENTAL RATE AND OCCUPANCY:

The following table sets forth the average annual rental rates and occupancy for 1998 and 1997 for each property.


                                  Average Annual            Average Annual
                                   Rental Rates               Occupancy
  Property                     1998            1997         1998       1997

  Breckinridge Square      $7,420/unit   $7,173/unit         91%       93%
  Churchill Park            6,797/unit    6,549/unit         92%       93%
  The Lakes                 7,182/unit    7,096/unit         91%       91%
  Tahoe Springs             7,912/unit    7,730/unit         93%       93%

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

REAL ESTATE AND RATES:

Real estate taxes and rates in 1998 for each property were:

                          1998         1998
                         Billing       Rate
                     (in thousands)

Breckinridge Square      $ 92          1.15%
Churchill Park             82          0.91%
The Lakes                 157          1.23%
Tahoe Springs             248          2.25%


CAPITAL IMPROVEMENTS

Breckinridge Square

During 1998, the Partnership completed $406,00 of capital improvements at the property, consisting primarily of roof, appliance, and carpet replacement, and building improvements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $280,000 of capital improvements over the near term. The Partnership had budgeted, but is not limited to, capital improvements of approximately $401,000 for 1999, consisting of interior and exterior building improvements.

Churchill Park

During 1998, the Partnership completed $121,000 of capital improvements at the property, consisting primarily of parking area repairs, building improvements and carpet replacement. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $280,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $226,000 for 1999, consisting of electrical upgrades along with parking lot and sidewalk repairs.

The Lakes

During 1998, the Partnership completed $410,000 of capital improvements at the property, consisting primarily of clubhouse renovations, roof replacement, HVAC condensing unit replacements and carpet replacement. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $279,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $587,000 planned for 1999, consisting of electrical, HVAC and plumbing upgrades and roof repairs.

Tahoe Springs

During 1998, the Partnership completed $152,000 of capital improvements at the property, consisting primarily of HVAC condensing units, appliances and carpet replacement. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $279,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $313,000 planned for 1999, consisting of improved exterior lighting, parking lot and stairwell repairs and landscape upgrades including new pool fencing.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal quarter ended December 31, 1998, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.


                                    PART II


ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 49,196 limited partnership units aggregating $49,196,000. The Partnership currently has 2,164 holders of record owning an aggregate of 49,196 Units. Affiliates of the General Partner owned 22,248.65 units or 45.224% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

During the year ended December 31, 1998, the Partnership distributed approximately $3,777,000 ($69.99 per limited partnership unit from surplus funds and $6.78 per limited partnership unit from operations) to the limited partners and approximately $536,000 to the General Partner. Payments made by the Partnership to the Georgia Department of Revenue and the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment properties located in these states were treated as distributions to the partners. These amounts consisted of approximately $18,000 to the General Partner and approximately $24,000 to the limited partners and are included in the distribution amounts above. During the year ended December 31, 1997, distributions of approximately $6,557,000 ($113.96 per limited partnership unit from surplus funds and $19.32 per limited partnership unit for operations) were made to the limited partners and approximately $933,000 were made to the General Partner. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales, and the availability of cash reserves. There can be no assurance, however that the partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 1999 or subsequent periods.

During December 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnerships. The Purchaser offered to purchase up to 15,000 of the outstanding units of limited partnership interest in the Partnership, at $300 per Unit, net to the seller in cash. During February 1998, the tender offer was completed and the Purchaser acquired 2,690 units of limited partnership interest in the Partnership. As a result of this purchase, AIMCO currently owns through its affiliates, a total of 22,248.65 Units or 45.224%.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1998 was approximately $1,404,000 as compared to approximately $1,233,000 for the year ended December 31, 1997. The increase in net income was primarily due to a decrease in total expenses. Total revenues remained relatively constant for the comparable periods with a slight increase in rental income being partially offset by a slight decrease in other income. The increase in rental income is primarily attributable to average annual rental rate increases at all of the Partnership's investment properties which more than offset the small occupancy decreases at both Breckinridge Square and Churchill Park. Other income decreased primarily due to a decrease in corporate unit rentals at all of the Partnership's properties with the exception of Churchill Park.

Expenses decreased primarily due to a reduction in operating expense which was partially offset by an increase in depreciation expense. Operating expenses decreased due to the completion of (i) exterior painting and parking lot repairs at Churchill Park during 1997 and (ii) major landscaping projects at both Tahoe Springs and The Lakes in 1997. The increase in depreciation expense results from an increase in capital improvements performed at all the investment properties during the past two years to improve the overall appearance and quality of the properties.

General and administrative expense, interest and property taxes remained relatively constant for the comparable periods. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $968,000 as compared to approximately $2,493,000 at December 31, 1997. The decrease in cash and cash equivalents is due to approximately $1,132,000 of cash used in investing activities and approximately $4,313,000 of cash used in financing activities which was partially offset by $3,920,000 of cash provided by operating activities. Cash used in investing activities consisted of capital improvements and deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of partner distributions which included the payment of certain state withholding taxes. See "Item 5. Market for Partnership Equity and Related Partner Matters." The Partnership invests its working capital reserves in money market funds.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. The Registrant has budgeted approximately $1,527,000 in capital improvements for the Partnership's properties in 1999. Budgeted capital improvements at Breckenridge Square consist of interior and exterior building improvements. Budgeted capital improvements at Churchill Park consist of electrical upgrades, along with parking lot and sidewalk repairs. Budgeted capital improvements at The Lakes consist of electrical, HVAC and plumbing upgrades, stairwell and roof repairs. Budgeted capital improvements at Tahoe Springs consist of exterior lighting, parking lot and stairwell repairs and landscape upgrades, including new fencing for the pool area. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $30,690,000 requires monthly interest only payments. These notes require balloon payments on November 1, 2003, and December 1, 2005. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the year ended December 31, 1998, the Partnership distributed approximately $3,777,000 ($69.99 per limited partnership unit from surplus funds and $6.78 per limited partnership unit from operations) to the limited partners and approximately $536,000 to the General Partner. Payments made by the Partnership to the Georgia Department of Revenue and the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment properties located in these states were treated as distributions to the partners (approximately $18,000 to the General Partner and approximately $24,000 to the limited partner) and are included in the distribution amounts above.

During the year ended December 31, 1997, distributions of approximately $6,557,000 ($113.96 per limited partnership unit from surplus funds and $19.32 per limited partnership unit from operations) were made to the limited partners and distributions of approximately $933,000 were made to the General Partner. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1999 or subsequent periods.


Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.


ITEM 7.  FINANCIAL STATEMENTS


CONSOLIDATED CAPITAL GROWTH FUND

LIST OF FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors

Balance Sheet--December 31, 1998

Statements of Operations--Years ended December 31, 1998 and 1997

Statements of Changes in Partners' Capital (Deficit)--Years ended
  December 31, 1998 and 1997

Statements of Cash Flows--Years ended December 31, 1998 and 1997

Notes to Financial Statements







               Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Growth Fund


We have audited the accompanying balance sheet of Consolidated Capital Growth Fund as of December 31, 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Growth Fund at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                        /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999




                        CONSOLIDATED CAPITAL GROWTH FUND

                                 BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998


Assets
    Cash and cash equivalents                                      $    968
    Receivables and deposits                                            633
    Restricted escrows                                                  645
    Other assets                                                        541
    Investment properties (Notes C and E):
     Land                                             $  4,610
     Buildings and related personal property            38,697
                                                        43,307
     Less accumulated depreciation                     (24,705)      18,602

                                                                   $ 21,389

Liabilities and Partners' Deficit

Liabilities
    Accounts payable                                               $    164
    Tenant security deposit liabilities                                 311
    Accrued property taxes                                              175
    Other liabilities                                                   423
    Mortgage notes payable (Note C)                                  30,690

Partners' Deficit
    General partner                                   $ (4,782)
    Limited partners (49,196 units
       issued and outstanding)                          (5,592)     (10,374)

                                                                   $ 21,389

                 See Accompanying Notes to Financial Statements



                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                    Years Ended December 31,
                                                      1998            1997
Revenues:
  Rental income                                    $10,554        $10,523
  Other income                                         694            732
       Total revenues                               11,248         11,255

Expenses:
  Operating                                          4,564          4,872
  General and administrative                           351            341
  Depreciation                                       2,098          1,982
  Interest                                           2,234          2,236
  Property taxes                                       597            591
       Total expenses                                9,844         10,022

  Net income (Note F)                              $ 1,404        $ 1,233

Net income allocated to
  general partner (1%)                             $    14        $    12

Net income allocated to
  limited partners (99%)                             1,390          1,221

Net income                                         $ 1,404        $ 1,233

Net income per limited partnership unit            $ 28.25        $ 24.82

Distributions per Limited Partnership unit         $ 76.77        $133.28

                 See Accompanying Notes to Financial Statements




                        CONSOLIDATED CAPITAL GROWTH FUND

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner     Partners      Total

Original capital contributions    49,196       $      1    $ 49,196    $ 49,197

Partners' capital (deficit)
  at December 31, 1996            49,196       $ (3,339)   $  2,131    $ (1,208)

Net income                            --             12       1,221       1,233

Distributions to Partners             --           (933)     (6,557)     (7,490)

Partners' deficit at
  December 31, 1997               49,196         (4,260)     (3,205)     (7,465)

Net income                            --             14       1,390       1,404

Distributions to Partners             --           (536)     (3,777)     (4,313)

Partners' deficit at
   December 31, 1998              49,196       $ (4,782)   $ (5,592)   $(10,374)


                 See Accompanying Notes to Financial Statements




                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                      Years Ended December 31,

                                                          1998          1997

Cash flows from operating activities:
  Net income                                            $ 1,404       $ 1,233
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                          2,098         1,982
    Amortization of loan costs                               78            80
    Loss on disposal of property                             18            --
    Changes in assets and liabilities:
      Receivables and deposits                              162          (199)
      Other assets                                           17            21
      Accounts payable                                       34           (97)
      Tenant security deposit liabilities                    20           (55)
      Accrued property taxes                                 16           159
      Other liabilities                                      73           (17)

      Net cash provided by operating activities           3,920         3,107

Cash flows used in investing activities:
  Property improvements and replacements                 (1,090)       (1,218)
  Net (deposits to) receipts from restricted escrows        (42)          331

      Net cash used in investing activities              (1,132)         (887)

Cash flows used in financing activities:
  Distributions paid                                     (4,313)       (7,490)

      Net cash used in financing activities              (4,313)       (7,490)

Net decrease in cash and cash equivalents                (1,525)       (5,270)

Cash and cash equivalents at beginning of period          2,493         7,763

Cash and cash equivalents at end of period              $   968       $ 2,493

Supplemental disclosure of cash flow information:
   Cash paid for interest                               $ 2,156       $ 2,156

                 See Accompanying Notes to Financial Statements



                        CONSOLIDATED CAPITAL GROWTH FUND

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Consolidated Capital Growth Fund (the "Partnership" or "Registrant") was organized on December 20, 1976 as a limited partnership under the California Uniform Limited Partnership Act. The general partner responsible for management of the Partnership's business is ConCap Equities, Inc., a Delaware corporation (the General Partner or CEI). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Note B
- Transfer of Control." The director and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2006 unless terminated prior to such date. The Partnership commenced operations in 1977 and completed its acquisition of apartment properties in 1980. The Partnership operates four apartment properties located in the southern United States.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Includes cash on hand and in banks, certificates of deposit and money market funds with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Escrows:

 Replacement Reserve Account - At the time of the December 15, 1995, refinancing, approximately $357,000 of the proceeds were designated for a "replacement reserve fund" for certain capital replacements (as defined in the Replacement Reserve Agreement) at Breckinridge Square, Churchill Park and The Lakes. At December 31, 1998, the balance was approximately $369,000.

 Repair Escrow Account - In addition to the Replacement Reserve Account, $542,269 of the refinancing proceeds were designated for a "repair escrow" to cover necessary repairs and replacements to be completed at Breckinridge Square, Churchill Park, and The Lakes within one year of closing. Additionally, at the time of the November 13, 1996, financing of Tahoe Springs, approximately $58,000 of the proceeds were also designated for a "repair escrow." At December 31, 1998, all of the repairs had not been completed. At December 31, 1998, the balance remaining is approximately $15,000 at The Lakes. All excess funds will be transferred into the Replacement Reserve Account once the required repairs are complete.

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

Loan Costs: Loan costs of approximately $695,000, less accumulated amortization of approximately $215,000 are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on the rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Partners' Capital (Deficit): The Limited Partnership Agreement ("Agreement") provides that net income and net losses from operations for both financial and tax reporting purposes shall be allocated 99% to the Limited Partners and 1% to the General Partner. Net income per limited partnership unit for both 1998 and 1997 was computed as 99% of net income divided by 49,196 units outstanding.

All distributions other than Surplus Funds distributions (as defined in the Agreement) are allocated 99% to the Limited Partners and 1% to the General Partner. Distributions of Surplus Funds were allocated 100% to the Limited Partners until 1986 when the Limited Partners had received a return of their capital contributions plus a 10% cumulative return. Pursuant to the provisions of the Agreement, the General Partner has been entitled to 14% of Surplus Fund distributions since 1986. However, in connection with a settlement agreement between CEI and two affiliated partnerships, a portion of the General Partner's interest in the Partnership was assigned to the two affiliated partnerships. The two affiliated partnerships received distributions of approximately $424,000 and $373,000 from the Partnership during 1998 and 1997, respectively.

Distributions since inception of the Partnership have aggregated approximately $129,577,000 to the Limited Partners and approximately $6,337,000 to the General Partner. Distributions of approximately $3,777,000 and approximately $536,000 were paid to the Limited Partners and the General Partner, respectively, during 1998.

Investment Properties: Investment properties consist of four apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded for the years ended December 31, 1998 and 1997.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information: ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note G" for disclosure.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $127,000 and approximately $136,000 for the years ended December 31, 1998 and 1997, respectively.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Reclassification: Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:




                          Principal     Monthly                            Principal
                         Balance At     Payment     Stated                  Balance
                        December 31,   Including   Interest   Maturity      Due At
  Property                  1998       Interest      Rate       Date       Maturity
                             (in thousands)                             (in thousands)


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


On November 13, 1996, the Partnership refinanced Tahoe Springs. The Partnership received $6,000,000 in gross proceeds from the financing. The mortgage note requires monthly interest only payments at a stated interest rate of 7.33% and has a balloon payment due November 1, 2003.

On December 15, 1995, the Partnership refinanced the mortgage notes at Breckinridge Square, Churchill Park and The Lakes. All three notes require monthly interest only payments at a stated interest rate of 6.95% and have balloon payments due December 1, 2005.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the years ended December 31, 1998 and 1997, respectively. Such fees are included in operating expenses on the Statements of Operations and are reflected in the following table. The Partnership Agreement provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of partnership activities. The General Partner and its affiliates received reimbursements and fees as reflected in the following table:


                                                           For the Years Ended
                                                               December 31,
                                                            1998         1997
                                                              (in thousands)

    Property management fees                               $572          $567
    Reimbursements for services of affiliates (included
     in general and administrative expense) (1)             198           201
    Partnership management fees (2)                          30            82

(1) Included in "reimbursements for services of affiliate" for 1998 and 1997 is approximately $2,000 and $6,000, respectively, in reimbursements for construction oversight costs.

(2) The Partnership Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to recieve 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates $572,000 and $567,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $198,000 and $201,000 for the years ended December 31, 1998 and 1997, respectively.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, which receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

During December 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 15,000 of the outstanding units of limited partnership interest in the Partnership at $300 per unit, net to the seller in cash. During February 1998, the tender offer was completed and the Purchaser acquired 2,690 units of limited partnership interest in the Partnership. As a result of this purchase, AIMCO currently owns, through its affiliates a total of 20,248.65 limited partnership units (or 45.224%). Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

NOTE E - REAL ESTATE AND ACCUMULATED DEPRECIATION

Investment Properties

                                            Initial Cost
                                            To Partnership
                                            (in thousands)

                                                    Buildings        Cost
                                                   and Related    Capitalized
                                                    Personal     Subsequent to
Description               Encumbrances     Land     Property      Acquisition
                         (in thousands)                         (in thousands)

Breckinridge Square        $ 6,000        $  641    $ 4,720        $ 2,787
  Louisville, Kentucky

Churchill Park               6,450           566      6,510          1,453
  Louisville, Kentucky

The Lakes                   12,240           946      9,605          4,071
  Raleigh, North Carolina

Tahoe Springs                6,000         2,848      8,492            668
  Miami, Florida

Totals                     $30,690        $5,001    $29,327        $ 8,979




                             Gross Amount At Which Carried
                                At December 31, 1998
                                 (in thousands)

                                    Buildings
                                   And Related
                                     Personal                Accumulated    Date of      Date     Depreciable
Description                 Land     Property      Total     Depreciation Construction Acquired   Life-Years
                                                            (in thousands)
Breckinridge Square        $  641   $ 7,507     $ 8,148        $ 5,965        1971       10/78        5-22
  Louisville, Kentucky
Churchill Park                566     7,963       8,529         4,263         1970       05/90        5-20
  Louisville, Kentucky
The Lakes                     946    13,676      14,622         8,357         1973       05/88        5-19
  Raleigh, North Carolina
Tahoe Springs               2,457     9,551      12,008         6,120      1972-1975     11/87        5-20
  Miami, Florida

Totals                     $4,610   $38,697     $43,307       $24,705

Reconciliation of "Real Estate and Accumulated Depreciation:"


                                         Years Ended December 31,
                                            1998             1997
                                              (in thousands)

Real Estate
Balance at beginning of year             $42,258           $41,105
Property improvements                      1,090             1,218
Disposals of property                        (41)              (65)
Balance at end of Year                   $43,307           $42,258

Accumulated Depreciation
Balance at beginning of year             $22,630           $20,683
Additions charged to expense               2,098             1,982
Disposals of property                        (23)              (35)
Balance at end of year                   $24,705           $22,630


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997 is approximately $40,656,000 and approximately
$39,586,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $17,390,000 and approximately $15,748,000, respectively.

NOTE F - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.
Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except unit data):


                                                      1998          1997

Net income as reported                              $  1,404     $  1,233
Add (deduct):
Fixed asset write-offs and casualty gain                  19           29
Depreciation differences                                 457          393
Prepaid rent                                              14          139
Other                                                     28           37

Federal taxable income                              $  1,922     $  1,831
Federal taxable income per limited
partnership unit                                    $  38.68     $  36.84


The tax basis of the Partnership's assets and liabilities is approximately
$10,592,000 greater than the assets and liabilities as reported in the financial statements.

NOTE G - SEGMENT REPORTING

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and
Related Information", the Partnership has one reportable segment: residential properties. The Registrant's residential property segment consists of four apartment complexes located in three states of the United States. The
Partnership rents apartment units to people for terms that are typically twelve months or less.

MEASUREMENT OF SEGMENT PROFIT OR LOSS:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

FACTORS MANAGEMENT USED TO IDENTIFY THE ENTERPRISE'S REPORTABLE SEGMENT:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below.
The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.

               1998                  RESIDENTIAL       OTHER         TOTALS
                                                  (in thousands)
Rental income                         $10,554       $    --         $10,554
Other income                              582           112             694
Interest expense                        2,234            --           2,234
Depreciation                            2,098            --           2,098
General and administrative expense         --           351             351
Segment profit (loss)                   1,643          (239)          1,404
Total assets                           20,775           614          21,389
Capital expenditures for
  investment properties                 1,090            --           1,090

               1997

Rental income                         $10,523       $    --         $10,523
Other income                              634            98             732
Interest expense                        2,236            --           2,236
Depreciation                            1,982            --           1,982
General and administrative expense         --           341             341
Segment profit (loss)                   1,480          (247)          1,233
Total assets                           21,750         2,405          24,155
Capital expenditures for
  investment properties                 1,218             --          1,218



ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There were no disagreements with Ernst & Young LLP regarding the 1998 and 1997 audits of the Partnership's financial statements.



                                    PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names and ages of, as well as the positions and offices held by, the executive officers and directors of the General Partner are set forth below.
There are no family relationships between or among any officers or directors.

Name                  Age   Position

Patrick J. Foye       41    Executive Vice President and Director

Timothy R. Garrick    42    Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General
Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was
Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power
Authority and serves as a member of the New York State Privatization Council.
He received a B.A. from Fordham College and a J.D. from Fordham University Law
School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice
President-Accounting and Director of the General Partner since October 1, 1998.
Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr.
Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr.
Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10.  EXECUTIVE COMPENSATION

No remuneration was paid to the General Partner nor any of its directors and officers during the quarter ended December 31, 1998.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 1998, no person or entity was known by the Registrant to own of record or beneficially more than five percent of the Units of the Partnership:

                                    NUMBER OF        PERCENT
NAME AND ADDRESS                      UNITS         OF TOTAL

Insignia Properties, L.P.
 (an affiliate of  AIMCO)           19,310.65        39.252%
Madison River Properties LLC
 (an affiliate of  AIMCO)            2,690.00         5.468%
AIMCO Properties, L.P.
 (an affiliate of  AIMCO)              248.00          .504%

Insignia Properties, L.P. and Madison River Properties LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 1873 South Bellaire Street, 17th Floor, Denver, Colorado 80222.

(b)  Beneficial Owners of Management

No directors or officers of the General Partner owns any units.

(c)  Changes in Control

    Beneficial Owners of CEI

As of December 31, 1998, an affiliate of the General Partner was the sole shareholder of CEI's common stock:

                                 NUMBER OF        PERCENT
NAME AND ADDRESS                   UNITS          OF TOTAL

Insignia Properties  Trust
55 Beattie Place
Greenville, SC 29602              100,000           100%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities.
The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the years ended
December 31, 1998 and 1997, respectively. Such fees are included in operating expenses on the Statements of Operations and are reflected in the following table. The Partnership Agreement provides for reimbursement to the General
Partner and its affiliates for costs incurred in connection with the administration of partnership activities. The General Partner and its affiliates received reimbursements and fees as reflected in the following table:

                                                         For the Years Ended
                                                             December 31,
                                                          1998          1997
                                                            (in thousands)

Property management fees                                 $572          $567
Reimbursements for services of affiliates (included
 in general and administrative expense) (1)               198           201
Partnership management fees (2)                            30            82

(1) Included in "reimbursements for services of affiliate" for 1998 and 1997 is approximately $2,000 and $6,000, respectively, in reimbursements for construction oversight costs.

(2) The Partnership Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services.

During the years ended December 31, 1998 and 1997, affiliates of the General
Partner were entitled to recieve 5% of gross receipts from all of the Registrant's properties for providing property management services. The
Registrant paid to such affiliates $572,000 and $567,000 for the years ended
December 31, 1998 and 1997, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $198,000 and $201,000 for the years ended December 31, 1998 and 1997, respectively.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, which receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate
General Partner by virtue of the agent's obligations is not significant.

During December 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership.
The Purchaser offered to purchase up to 15,000 of the outstanding units of limited partnership interest in the Partnership at $300 per unit, net to the seller in cash. During February 1998, the tender offer was completed and the Purchaser acquired 2,690 units of limited partnership interest in the Partnership. As a result of this purchase, AIMCO currently owns, through its affiliates a total of 20,248.65 limited partnership units (or 45.224%).
Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)   Reports on Form 8-K filed in the fourth quarter of fiscal year 1998:

      Current Report on Form 8-K filed dated October 1, 1998 and filed on
      October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.



                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CONSOLIDATED CAPITAL GROWTH FUND


                             By:   ConCap Equities, Inc.
                                   Its General Partner

                             By:   /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President

                              By:  /s/Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President _ Accounting

                             Date: March 26, 1999

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye                                Date:  March 26, 1999
Patrick J. Foye
Executive Vice President and Director


/s/Timothy R. Garrick                             Date:  March 26, 1999
Timothy R. Garrick
Vice President - Accounting and Director




                                 EXHIBIT INDEX
S-K REFERENCE                                                     SEQUENTIAL
   NUMBER              DOCUMENT DESCRIPTION                       PAGE NUMBER

2.1 Agreement and Plan of Merger, dated as of October 1, 1998 between AIMCO and IPT.

3         Certificate of Limited Partnership, as amended               N/A
           to date.

10.1      Property Management Agreement No. 201                        N/A
          dated October 23, 1990, by and between the
          Partnership and CCEC (Incorporated by refer-
          ence to the Quarterly Report on Form 10-Q
          for the quarter ended September 30, 1990).

10.2      Property Management Agreement No. 302                        N/A
          dated October 23, 1990, by and between
          the Partnership and CCEC (Incorporated by
          reference to the Quarterly Report on Form 10-Q
          for the quarter ended September 30, 1990).

10.3      Property Management Agreement No. 401                        N/A
          dated October 23, 1990, by and between
          the Partnership and CCEC (Incorporated
          by reference to the Quarterly Report
          on Form 10-Q for the quarter ended
          September 30, 1990).

10.4      Bill of Sale and Assignment dated October 23,               N/A
          1990, by and between CCEC and ConCap Services
          Company (Incorporated by reference to the Quar-
          terly Report on Form 10-Q for the quarter ended
          September 30, 1990).

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

10.9      Assignment and Assumption Agreement dated                    N/A
          October 23, 1990, by and between CCMLP and
          R&B Realty Group (400 Series of Property Manage-
          ment Contracts), (Incorporated by reference to the
          Quarterly Report on Form 10-Q for the quarter
          ended September 30, 1990).

10.10     Assignment and Assumption Agreement dated                    N/A
          September 1, 1991, by and between the Partnership
          and CCGF Associates, Ltd. (Incorporated by refer-
          ence to the Annual Report on Form 10-K for the
          year ended December 31, 1991).

10.11     Construction Management Cost Reimbursement                    N/A
          Agreement dated January 1, 1991, by and between
          the Partnership and Horn-Barlow Companies (the
          "Horn-Barlow Construction Management Agree-
          ment").  (Incorporated by reference to the Annual
          Report on Form 10-K for the year ended December
          31, 1991).

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

16        Letter, dated August 12, 1992, from Ernst & Young                 N/A
          to the Securities and Exchange Commission regard-
          ing change in certifying accountant.  (Incorporated
          by reference to Form 8-K dated August 6, 1992).

27        Financial Data Schedule.

