Form 10QSB
period 1999-03-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 1999-05-12
CIK 201529

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

                 For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to

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


ITEM 1.  FINANCIAL STATEMENTS


a)
                        CONSOLIDATED CAPITAL GROWTH FUND

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999



Assets

  Cash and cash equivalents                                    $  1,521

  Receivables and deposits                                          555

  Restricted escrows                                                766

  Other assets                                                      601

  Investment properties:

    Land                                        $  4,610

    Buildings and related personal property       38,929

                                                  43,539

    Less accumulated depreciation                (25,228)        18,311

                                                               $ 21,754
Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                             $    187

  Tenant security deposit liabilities                               298

  Accrued property taxes                                            170

  Other liabilities                                                 462

  Mortgage notes payable                                         30,690

Partners' Deficit

  General partner                               $ (4,779)

  Limited partners (49,196 units

      issued and outstanding)                     (5,274)       (10,053)

                                                               $ 21,754

                 See Accompanying Notes to Financial Statements

b)
                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                     Three Months Ended

                                                         March 31,

                                                     1999           1998

Revenues:

  Rental income                                   $ 2,704       $ 2,603

  Other income                                        139           156

     Total revenues                                 2,843         2,759

Expenses:

  Operating                                         1,214         1,151

  General and administrative                           74            96

  Depreciation                                        523           509

  Interest                                            558           558

  Property taxes                                      153           154

     Total expenses                                 2,522         2,468

Net income                                        $   321       $   291

Net income allocated to general partner (1%)      $     3       $     3

Net income allocated to limited partners (99%)        318           288

                                                  $   321       $   291

Net income per limited partnership unit           $  6.46       $  5.85

Distribution per limited partnership unit         $    --       $ 15.65


                 See Accompanying Notes to Financial Statements

c)
                        CONSOLIDATED CAPITAL GROWTH FUND

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)




                                   Limited

                                 Partnership  General     Limited

                                    Units     Partner    Partners     Total


Original capital contributions     49,196    $     1     $49,196    $ 49,197

Partners' deficit

  at December 31, 1998             49,196    $(4,782)    $(5,592)   $(10,374)

Net income for the three months

  ended March 31, 1999                 --          3         318         321

Partners' deficit

  at March 31, 1999                49,196    $(4,779)    $(5,274)   $(10,053)

                 See Accompanying Notes to Financial Statements


d)
                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)




                                                           Three Months Ended

                                                                March 31,

                                                             1999       1998

Cash flows from operating activities:

  Net income                                              $    321   $    291

  Adjustments to reconcile net income to net

   cash provided by operating activities:

    Depreciation                                               523        509

    Amortization of loan costs                                  19         19

    Change in accounts:

      Receivables and deposits                                  78         37

      Other assets                                             (79)        53

      Accounts payable                                          23        (12)

      Tenant security deposit liabilities                      (13)        (8)

      Accrued property taxes                                    (5)       (12)

      Other liabilities                                         39         37

         Net cash provided by operating activities             906        914

Cash flows from investing activities:

  Property improvements and replacements                      (232)      (121)

  Net deposits to restricted escrows                          (121)       (65)

         Net cash used in investing activities                (353)      (186)

Cash flows used in financing activities:

  Distributions paid                                            --       (895)

Net increase (decrease) in cash and cash equivalents           553       (167)

Cash and cash equivalents at beginning of period               968      2,493

Cash and cash equivalents at end of period                $  1,521   $  2,326

Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $    539   $    539


                 See Accompanying Notes to Financial Statements



e)
                        CONSOLIDATED CAPITAL GROWTH FUND

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the three months ended March 31, 1999 and 1998, respectively. Such fees are included in operating expenses on the Statements of Operations and are reflected in the following table. The Partnership Agreement provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of partnership activities. The General Partner and its affiliates received reimbursements and fees as reflected in the following table:


                                                         Three Months Ended

                                                             March 31,

                                                         1999          1998

                                                           (in thousands)

Property management fees                                $144        $140

Reimbursements for services of affiliates (included

 in general and administrative expense)                   48          53


During the three months ended March 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $144,000 and approximately $140,000 for the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $48,000 and $53,000 for the three months ended March 31, 1999 and 1998, respectively.

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

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Registrant's residential property segment consists of four apartment complexes located in Florida, Kentucky, and North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.

               1999                  Residential       Other         Totals

Rental income                         $ 2,704       $    --         $ 2,704
Other income                              132             7             139
Interest expense                          558            --             558
Depreciation                              523            --             523
General and administrative expense         --            74              74
Segment profit (loss)                     388           (67)            321
Total assets                           20,733         1,021          21,754
Capital expenditures for
  investment properties                   232            --             232

               1998                  Residential       Other         Totals

Rental income                         $ 2,603       $    --         $ 2,603
Other income                              130            26             156
Interest expense                          558            --             558
Depreciation                              509            --             509
General and administrative expense         --            96              96
Segment profit (loss)                     361           (70)            291
Total assets                           21,640         1,916          23,556
Capital expenditures for
  investment properties                   121            --             121

NOTE E - LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:


                                      Average Occupancy

Property                                1999        1998

Breckinridge Square

 Louisville, Kentucky                    94%         89%

Churchill Park

 Louisville, Kentucky                    96%         92%

The Lakes

 Raleigh, North Carolina                 90%         88%

Tahoe Springs

 Miami, Florida                          94%         94%


The General Partner attributes the increase in occupancy at Breckinridge Square and Churchill Park to an aggressive and effective marketing campaign during the last part of 1998 and into the first quarter of 1999. The increase in occupancy at both properties is also attributable to improved conditions in the apartment industry in the Louisville area.

Results of Operations

The Partnership realized net income of approximately $321,000 for the three months ended March 31, 1999 as compared to net income of approximately $291,000 for the three months ended March 31, 1998. The increase in net income is due primarily to an increase in total revenues. Total revenues increased primarily due to an increase in rental income. The increase in rental income is primarily attributable to an increase in average rental rates at all four of the Partnership's properties, as well as increased occupancy rates at Breckinridge Square and Churchill Park as discussed above.

The increase in total revenues was partially offset by an increase in total expense. Total expenses increased primarily due to an increase in operating expenses and to a lesser extent, an increase in depreciation expense which were partially offset by a slight decrease in general and administrative expenses. Operating expense increased primarily due to an increase in advertising and property-related costs incurred to increase occupancy at Breckinridge Square and Churchill Park. The increase in operating expense is partially offset by a decrease in insurance expense at all four properties due to a change in the hazard insurance policy carrier. Also included in operating expense for the three months ended March 31, 1999 is net insurance proceeds which were received relating to a fire at The Lakes Apartments during December 1998. The insurance proceeds were received by the Partnership in January 1999. The insurance proceeds received approximated the costs incurred.

General and administrative expenses decreased for the three months ended March 31, 1999 due to a delay in the payment of the Louisville Occupancy tax. The current payment was made in April 1999 whereas the prior year was paid in March 1998. Interest and property taxes remained relatively constant for the comparable periods. Included in general and administrative expenses at both March 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $1,521,000 as compared to approximately $2,326,000 at March 31, 1998. Cash and cash equivalents increased approximately $553,000 for the three months ended March 31, 1999 from the Partnership's year end, primarily due to approximately $906,000 of cash provided by operating activities, which was partially offset by approximately $353,000 of cash used in investing activities. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Cash improvements for each of the Registrant's properties are detailed below.

Breckinridge Square

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $280,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $401,000 for 1999, consisting of interior and exterior building improvements. As of March 31, 1999, approximately $51,000 has been incurred consisting primarily of structural and stairwell repairs and floor covering and appliance replacements.

Churchill Park

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $280,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $226,000 for 1999, consisting of electrical upgrades along with parking lot and sidewalk repairs. As of March 31, 1999, approximately $21,000 has been incurred consisting primarily of floor covering replacement and interior decoration.

The Lakes

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $279,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $587,000 planned for 1999, consisting of electrical, HVAC and plumbing upgrades and roof repairs. As of March 31, 1999, approximately $60,000 has been incurred consisting primarily of floor covering replacement.

Tahoe Springs

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $279,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $313,000 planned for 1999, consisting of improved exterior lighting, parking lot and stairwell repairs and landscape upgrades including new pool fencing. As of March 31, 1999, approximately $100,000 has been incurred consisting primarily of parking lot repair, landscaping, floor covering replacement and interior decoration.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately 30,690,000 requires monthly interest only payments. These notes require balloon payments on November 1, 2003, and December 1, 2005. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the three months ended March 31, 1998, the Partnership distributed approximately $895,000 ($15.65 per limited partnership unit) from surplus cash to the partners. Subsequent to March 31, 1998, payments were made by the Partnership to the Georgia Department of Revenue and the North Carolina Department of Revenue for withholding taxes related to income generated by the
Partnership's investment properties located in these states.   These payments
were treated as distributions to the partners and are included in the distribution amounts above. During April 1999 an operating distribution of approximately $777,000 ($15.79 per limited partnership unit) was approved by the General partner. This distribution was paid in May 1999 and includes payments made by the Partnership to the Georgia and North Carolina Departments of Revenue for witholding taxes paid on behalf of the partners. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners in 1999 or subsequent periods.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

b)   Reports on Form 8-K:

     None filed during the quarter ended March 31, 1999.



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


                              CONSOLIDATED CAPITAL GROWTH FUND

                              By:           CONCAP EQUITIES, INC.
                                            the General Partner


                              By:           /s/ Patrick J. Foye
                                            Patrick J. Foye
                                            Executive Vice President


                              By:           /s/ Carla R. Stoner
                                            Carla R. Stoner
                                            Senior Vice President - Finance and
                                            Administration


                              Date:         May 12, 1999