Form 10QSB
period 1999-06-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 1999-08-04
CIK 201529

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


                  For the quarterly period ended June 30, 1999


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


ITEM 1.  FINANCIAL STATEMENTS


a)
                        CONSOLIDATED CAPITAL GROWTH FUND

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999



Assets

  Cash and cash equivalents                                    $  1,490

  Receivables and deposits                                          650

  Restricted escrows                                                828

  Other assets                                                      592

  Investment properties:

    Land                                        $  4,610

    Buildings and related personal property       39,219

                                                  43,829

    Less accumulated depreciation                (25,756)        18,073

                                                               $ 21,633
Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                             $    227

  Tenant security deposit liabilities                               276

  Accrued property taxes                                            322

  Other liabilities                                                 407

  Mortgage notes payable                                         30,690

Partners' Deficit

  General partner                               $ (4,781)

  Limited partners (49,196 units

      issued and outstanding)                     (5,508)       (10,289)

                                                               $ 21,633


                 See Accompanying Notes to Financial Statements
b)
                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Three Months Ended        Six Months Ended

                                       June 30,                 June 30,

                                   1999         1998        1999        1998

Revenues:

  Rental income               $ 2,810        $ 2,636     $ 5,514      $ 5,239

  Other income                    164            193         303          349

     Total revenues             2,974          2,829       5,817        5,588


Expenses:

  Operating                     1,020          1,093       2,234        2,244

  General and administrative      175             80         249          176

  Depreciation                    528            514       1,051        1,023

  Interest                        559            559       1,117        1,117

  Property taxes                  152            154         305          308

     Total expenses             2,434          2,400       4,956        4,868


Net income                    $   540        $   429     $   861      $   720

Net income allocated to

  general partner (1%)        $     5        $     4     $     9      $     7

Net income allocated to

  limited partners (99%)          535            425         852          713

                              $   540        $   429     $   861      $   720

Net income per limited

  partnership unit            $ 10.87        $  8.64     $ 17.32      $ 14.49

Distribution per limited

  partnership unit            $ 15.61        $    --     $ 15.61      $ 15.65


                 See Accompanying Notes to Financial Statements
c)
                        CONSOLIDATED CAPITAL GROWTH FUND

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Limited

                                Partnership    General     Limited

                                   Units       Partner    Partners      Total


Original capital contributions    49,196     $     1      $49,196    $ 49,197


Partners' deficit

  at December 31, 1998            49,196     $(4,782)     $(5,592)   $(10,374)


Distribution to partners              --          (8)        (768)       (776)


Net income for the six months

  ended June 30, 1999                 --           9          852         861

Partners' deficit

  at June 30, 1999                49,196     $(4,781)     $(5,508)   $(10,289)


                 See Accompanying Notes to Financial Statements
d)
                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)




                                                            Six Months Ended

                                                                June 30,

                                                             1999        1998

Cash flows from operating activities:

  Net income                                              $    861    $    720

  Adjustments to reconcile net income to net

   cash provided by operating activities:

    Depreciation                                             1,051       1,023

    Amortization of loan costs                                  39          39

    Bad debt                                                    56          62

    Change in accounts:

      Receivables and deposits                                 (73)        (29)

      Other assets                                             (90)         45

      Accounts payable                                          63         127

      Tenant security deposit liabilities                      (35)         14

      Accrued property taxes                                   147         145

      Other liabilities                                        (16)         18

         Net cash provided by operating activities           2,003       2,164

Cash flows from investing activities:

  Property improvements and replacements                      (522)       (415)

  Net deposits to restricted escrows                          (183)         (1)

         Net cash used in investing activities                (705)       (416)

Cash flows used in financing activities:

  Distributions to partners                                   (776)       (895)

Net increase in cash and cash equivalents                      522         853

Cash and cash equivalents at beginning of period               968       2,493

Cash and cash equivalents at end of period                $  1,490    $  3,346

Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $  1,078    $  1,078


                 See Accompanying Notes to Financial Statements



e)
                        CONSOLIDATED CAPITAL GROWTH FUND

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the six months ended June 30, 1999 and 1998, respectively. Such fees are included in operating expense on the Statements of Operations and are reflected in the following table. The Partnership Agreement provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of partnership activities. The General Partner and its affiliates received reimbursements and fees as reflected in the following table:

                                                          Six Months Ended

                                                              June 30,

                                                         1999         1998

                                                           (in thousands)

Property management fees                                $295        $283

Reimbursements for services of affiliates (included

 in operating and general and administrative             107         102

 expense) (1)

Partnership management fees (included in general

and administrative expense) (2)                           69          --

(1) Included in "Reimbursements for services of affiliates" for the six months ended June 30, 1999 and 1998, is approximately $8,000 and $1,000, respectively, in reimbursements for construction oversight costs.

(2) The Partnership Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services.

During the six months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $295,000 and $283,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $107,000 and $102,000 for the six months ended June 30, 1999 and 1998, respectively.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 12,224.71 (24.85% of the total outstanding units) units of limited partnership in the Partnership for a purchase price of $310 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 604.50 units. As a result, AIMCO and its affiliates currently own 22,858.15 units of limited partnership interest in the Partnership representing 46.46% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenue:

The Partnership has one reportable segment: residential properties. The Registrant's residential property segment consists of four apartment complexes located in Florida, Kentucky (2), and North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.

               1999                  Residential       Other         Totals

Rental income                         $ 5,514       $    --         $ 5,514
Other income                              288            15             303
Interest expense                        1,117            --           1,117
Depreciation                            1,051            --           1,051
General and administrative expense         --           249             249
Segment profit (loss)                   1,095          (234)            861
Total assets                           21,569            64          21,633
Capital expenditures for
  investment properties                   522            --             522


               1998                  Residential       Other         Totals

Rental income                         $ 5,239       $    --         $ 5,239
Other income                              295            54             349
Interest expense                        1,117            --           1,117
Depreciation                            1,023            --           1,023
General and administrative expense         --           176             176
Segment profit (loss)                     842          (122)            720
Total assets                           21,101         3,183          24,284
Capital expenditures for
  investment properties                   415            --             415

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:

                                      Average Occupancy

Property                                1999        1998


Breckinridge Square

 Louisville, Kentucky                    95%         92%

Churchill Park

 Louisville, Kentucky                    97%         91%

The Lakes

 Raleigh, North Carolina                 92%         89%

Tahoe Springs

 Miami, Florida                          94%         94%


The General Partner attributes the increase in occupancy at Breckinridge Square, Churchill Park and The Lakes Apartments to aggressive and effective marketing campaigns during the last part of 1998 and into 1999. The increase in occupancy at Breckinridge Square and Churchill Park is also attributable to improved conditions in the apartment industry in the Louisville area.

Results of Operations

The Partnership's net income for the three and six months ended June 30, 1999 was approximately $540,000 and $861,000 as compared to approximately $429,000 and $720,000 for the three and six months ended June 30, 1998. The increase in net income is due primarily to an increase in total revenue which was partially offset by an increase in total expenses. Total revenue increased due to an increase in rental income which was partially offset by a decrease in other income. The increase in rental income is primarily attributable to an increase in average rental rates at all four of the Partnership's properties, and the increase in occupancy at Breckinridge Square, Churchill Park and The Lakes Apartments as discussed above.

Total expenses increased primarily due to an increase in general and administrative expenses and to a lesser extent, an increase in depreciation expense. The increase in general and administrative expense and depreciation expense were partially offset by a decrease in operating expense. Operating expense decreased primarily due to a decrease in insurance expense at all four properties due to a change in the hazard insurance policy carrier. The decrease in operating expense is partially offset by an increase in advertising costs incurred to increase occupancy at Breckinridge Square, Churchill Park, and The Lakes Apartments. Also included in operating expense for the six months ended June 30, 1999 is net insurance proceeds which were received relating to a fire at The Lakes Apartments during December 1998. The insurance proceeds were received by the Partnership in January 1999. The insurance proceeds received approximated the costs incurred. The increase in depreciation expense resulted from an increase in capital improvements performed at all the investment properties during the past two years to improve the overall appearance and quality of the properties.

General and administrative expenses increased for the six months ended June 30, 1999 due to Partnership management fees paid as a result of the May 1999 distribution from operations, as required by the Partnership Agreement. Included in general and administrative expenses at both June 30, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

The Partnership had cash and cash equivalents of approximately $1,490,000 at June 30, 1999, compared to approximately $3,346,000 at June 30, 1998. The increase in cash and cash equivalents of approximately $522,000 for the six months ended June 30, 1999 from the Partnership's year end is primarily due to approximately $2,003,000 of cash provided by operating activities, which was partially offset by approximately $776,000 of cash used in financing activities and approximately $705,000 of cash used in investing activities. Cash used in financing activities consisted of partner distributions. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements for each of the Registrant's properties are detailed below.

Breckinridge Square

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $280,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $401,000 for 1999 at this property which includes certain of the required improvements and consist of interior and exterior building improvements. During the six months ended June 30, 1999, the Partnership spent approximately $93,000 on capital improvements consisting primarily of structural and HVAC repairs and floor covering and appliance replacements.

Churchill Park

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $280,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $226,000 for 1999 at this property which includes certain of the required improvements and consist of electrical upgrades along with parking lot and sidewalk repairs. During the six months ended June 30, 1999, the Partnership spent approximately $135,000 on capital improvements consisting primarily of floor covering and appliance replacement and HVAC and swimming pool repairs. Both the HVAC and swimming pool repairs are fully completed as of June 30, 1999.

The Lakes

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $279,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $587,000 planned for 1999 at this property which includes certain of the required improvements and consist of electrical, HVAC and plumbing upgrades and roof repairs. During the six months ended June 30, 1999, the Partnership spent approximately $150,000 on capital improvements consisting primarily of floor covering and appliance replacement and HVAC repairs.

Tahoe Springs

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $279,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $313,000 planned for 1999 at this property which includes certain of the required improvements and consist of improved exterior lighting, parking lot and stairwell repairs and landscape upgrades including new pool fencing. During the six months ended June 30, 1999, the Partnership spent approximately $144,000 on capital improvements consisting primarily of parking lot repair, landscaping, and floor covering replacement. The parking lot repairs are substantially complete at June 30, 1999.

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

A cash distribution of approximately $776,000 ($768,000 of which was paid to the limited partners, $15.61 per limited partnership unit) was paid from operations during the six months ended June 30, 1999. During the six months ended June 30, 1998, the Partnership distributed approximately $895,000 ($770,000 of which was paid to the limited partners, $15.65 per limited partnership unit) from surplus cash to the limited partners. Payments were made by the Partnership to the Georgia Department of Revenue and the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment
properties located in these states.   These payments were treated as
distributions to the partners and are included in the distribution amounts above. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners in 1999 or subsequent periods.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 12,224.71 (24.85% of the total outstanding units) units of limited partnership in the Partnership for a purchase price of $310 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 604.50 units. As a result, AIMCO and its affiliates currently own 22,858.15 units of limited partnership interest in the Partnership representing 46.46% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.


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