Form 10QSB
period 1999-09-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 1999-11-03
CIK 201529

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                         55 Beattie Place, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS


a)

                        CONSOLIDATED CAPITAL GROWTH FUND
                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999



Assets
  Cash and cash equivalents                               $  1,514
  Receivables and deposits                                     731
  Restricted escrows                                           509
  Other assets                                                 559
  Investment properties:
     Land                                     $  4,610
     Buildings and related personal property    39,803
                                                44,413
     Less accumulated depreciation             (26,317)     18,096
                                                          $ 21,409

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                        $    109
  Tenant security deposit liabilities                          266
  Accrued property taxes                                       472
  Other liabilities                                            407
  Mortgage notes payable                                    30,690
Partners' Deficit
  General partner                              $ (4,784)
  Limited partners (49,196 units issued and
    outstanding)                                 (5,751)   (10,535)

                                                          $ 21,409

                 See Accompanying Notes to Financial Statements


b)

                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                    1999           1998       1999      1998
Revenues:
 Rental income                     $2,777     $  2,684       $ 8,291   $ 7,923
 Other income                         152          199           455       548
     Total revenues                 2,929        2,883         8,746     8,471

Expenses:
 Operating                          1,076        1,256         3,310     3,500
 General and administrative           139           62           388       238
 Depreciation                         561          534         1,612     1,557
 Interest                             558          558         1,675     1,675
 Property taxes                       152          147           457       455
    Total expenses                  2,486        2,557         7,442     7,425

Net income                        $   443     $    326      $  1,304   $ 1,046

Net income allocated to general
 partner (1%)                     $     4     $      3      $     13   $    10
Net income allocated to limited
 partners (99%)                       439          323         1,291     1,036

                                  $   443     $    326      $  1,304   $ 1,046
Net income per limited
  partnership unit                $  8.92     $   6.57      $  26.24   $ 21.06
Distribution per limited
  partnership unit                $ 13.86     $  23.62      $  29.47   $ 39.27

                 See Accompanying Notes to Financial Statements


c)

                        CONSOLIDATED CAPITAL GROWTH FUND
                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General     Limited
                                      Units      Partner    Partners     Total

Original capital contributions       49,196      $     1     $49,196    $49,197

Partners' deficit at
  December 31, 1998                  49,196     $ (4,782)   $(5,592)   $(10,374)

Distribution to partners                 --          (15)    (1,450)     (1,465)

Net income for the nine months
  ended September 30, 1999               --           13       1,291      1,304

Partners' deficit
  at September 30, 1999              49,196     $ (4,784)   $ (5,751)  $(10,535)

                 See Accompanying Notes to Financial Statements


d)
                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                               1999     1998
Cash flows from operating activities:
  Net income                                                 $ 1,304    $ 1,046
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                 1,612      1,557
  Amortization of loan costs                                      58         58
  Bad debt                                                        86        111
  Change in accounts:
  Receivables and deposits                                      (184)      (244)
  Other assets                                                   (76)        44
  Accounts payable                                               (55)        29
  Tenant security deposit liabilities                            (45)        23
  Accrued property taxes                                         297        290
  Other liabilities                                              (16)        19
    Net cash provided by operating activities                  2,981      2,933
Cash flows from investing activities:
  Property improvements and replacements                      (1,106)      (644)
  Net withdrawals from restricted escrows                        136        125
    Net cash used in investing activities                       (970)      (519)
Cash flows used in financing activities:
  Distributions to partners                                   (1,465)      (895)
Net increase in cash and cash equivalents                        546      1,519
Cash and cash equivalents at beginning of period                 968      2,493
Cash and cash equivalents at end of period                  $  1,514    $ 4,012
Supplemental disclosure of cash flow information:
 Cash paid for interest                                     $  1,617    $ 1,617
Supplemental disclosure of non-cash activity
 Distribution payable                                       $     --    $ 1,351

                 See Accompanying Notes to Financial Statements



e)

                        CONSOLIDATED CAPITAL GROWTH FUND
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.


NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

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

                                                              1999      1998
                                                              (in thousands)

Property management fees (included in operating expenses) $ 446 $ 428 Reimbursement for services of affiliates (included in operating and general and administrative expense
 and investment properties)                                     173       150
Partnership management fees (included in general
 and administrative expense)                                    131        --



During the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $446,000 and $428,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $173,000 and $150,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these expenses for the nine months ended September 30, 1999 and 1998, is approximately $16,000 and $2,000, respectively, of reimbursements for construction oversight costs.

The Partnership Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. During the nine months ended September 30, 1999 affiliates of the General Partner received $131,000 for providing these services. There was no such cost incurred for the nine months ended September 30, 1998.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 12,224.71 units of limited partnership interest in the Partnership (approximately 24.85% of the total outstanding units) for a purchase price of $310 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 828.50 units. As a result, AIMCO and its affiliates currently own 23,082.15 units of limited partnership interest in the Partnership representing 46.92% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of four apartment complexes located in Florida, Kentucky (2), and North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine month periods ended September 30, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

               1999                 Residential    Other  Totals
                                           (in thousands)
Rental income                         $ 8,291      $  --  $ 8,291
Other income                              439         16      455
Interest expense                        1,675         --    1,675
Depreciation                            1,612         --    1,612
General and administrative expense         --        388      388
Segment profit (loss)                   1,676       (372)   1,304
Total assets                           21,079        330   21,409
Capital expenditures for
  investment properties                 1,106         --    1,106


               1998                 Residential    Other   Totals
                                           (in thousands)
Rental income                         $ 7,923      $   --  $ 7,923
Other income                              454          94      548
Interest expense                        1,675          --    1,675
Depreciation                            1,557          --    1,557
General and administrative expense         --         238      238
Segment profit (loss)                   1,190        (144)   1,046
Total assets                           20,751       3,916   24,667
Capital expenditures for
  investment properties                   644         --       644


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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                                  Average Occupancy
Property                                           1999       1998

Breckinridge Square                                95%        92%
  Louisville, Kentucky
Churchill Park                                     97%        92%
  Louisville, Kentucky
The Lakes                                          92%        91%
  Raleigh, North Carolina
Doral Springs (formerly Tahoe Springs)             95%        93%
  Miami, Florida

The General Partner attributes the increase in occupancy at Breckinridge Square and Churchill Park to aggressive and effective marketing campaigns during the last part of 1998 and into 1999. The increase in occupancy at Breckinridge Square and Churchill Park is also attributable to improved conditions in the apartment industry in the Louisville area.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 1999 was approximately $443,000 and $1,304,000 as compared to approximately $326,000 and $1,046,000 for the three and nine months ended September 30, 1998. The increase in net income for the three and nine months ended September 30, 1999 is due primarily to an increase in total revenue. Total revenue increased due to an increase in rental income, which was partially offset by a decrease in other income. The increase in rental income is primarily attributable to an increase in average rental rates and the increase in occupancy at all four of the Partnership's properties.

The increase in net income for the nine months ended September 30, 1999 was partially offset by an increase in total expenses. Total expenses increased for the nine months ended September 30, 1999 primarily due to an increase in general and administrative expenses and to a lesser extent, an increase in depreciation expense. These increases were partially offset by a decrease in operating expense. The increase in net income for the three months ended September was partially due to a decrease in total expenses. Total expenses decreased due to a decrease in operating expense which was partially offset by an increase in general and administrative expense and depreciation expenses. Operating expense decreased primarily due to a decrease in maintenance and insurance expense.

Maintenance expense decreased due to interior and exterior building improvements which were incurred during 1998. Insurance expense decreased at all four of the investment properties due to a change in the hazard insurance policy carrier during the third quarter of 1998. The decrease in operating expense is partially offset by an increase in advertising costs incurred to increase occupancy at all four of the Partnership's properties. The increase in depreciation expense resulted from an increase in capital improvements performed at all the investment properties during the past two years to improve the overall appearance and quality of the properties.

General and administrative expense increased for the three and nine months ended September 30, 1999 due to Partnership management fees paid as a result of the May and September 1999 distributions from operations, as required by the Partnership Agreement. Included in general and administrative expenses at both September 30, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

The Partnership had cash and cash equivalents of approximately $1,514,000 at September 30, 1999, compared to approximately $4,012,000 at September 30, 1998. The increase in cash and cash equivalents of approximately $546,000 for the nine months ended September 30, 1999 from the Partnership's year end is primarily due to approximately $2,981,000 of cash provided by operating activities, which was partially offset by approximately $1,465,000 of cash used in financing activities and approximately $970,000 of cash used in investing activities.
Cash used in financing activities consisted of partner distributions. Cash used in investing activities consisted primarily of property improvements and replacements, which was partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Breckinridge Square

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $280,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $401,000 for 1999 at this property which includes certain of the required improvements and consist of interior and exterior building improvements. During the nine months ended September 30, 1999, the Partnership spent approximately $282,000 on capital improvements consisting primarily of roof replacements, structural and HVAC upgrades and floor covering and appliance replacements. The roof replacements are substantially complete at September 30, 1999. These improvements were funded from Partnership reserves and operations.

Churchill Park

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $280,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $226,000 for 1999 at this property which includes certain of the required improvements and consist of electrical upgrades along with parking lot, roof, appliance, floor covering, and sidewalk replacements. During the nine months ended September 30, 1999, the Partnership spent approximately $291,000 on capital improvements consisting primarily of floor covering and appliance replacement and HVAC, swimming pool and roof replacements. Both the HVAC improvements and swimming pool improvements are fully completed as of September 30, 1999. These improvements were funded from Partnership reserves and operations.

The Lakes

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $279,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $587,000 for 1999 at this property which includes certain of the required improvements and consist of electrical, HVAC and plumbing upgrades, floor covering, appliance and roof replacements. During the nine months ended September 30, 1999, the Partnership spent approximately $282,000 on capital improvements consisting primarily of floor covering and appliance replacement and HVAC improvements. These improvements were funded from Partnership reserves and operations.

Doral Springs

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $279,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $313,000 for 1999 at this property which includes certain of the required improvements and consist of improved exterior lighting, floor covering replacement, parking lot and stairwell improvements and landscape upgrades including new pool fencing. During the nine months ended September 30, 1999, the Partnership spent approximately $251,000 on capital improvements consisting primarily of swimming pool and parking lot improvements, landscaping, and floor covering replacement. The parking lot improvements are complete at September 30, 1999. These improvements were funded from Partnership reserves and operations.

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

Cash distributions of approximately $1,465,000 ($1,450,000 of which was paid to the limited partners, $29.47 per limited partnership unit) were paid from operations during the nine months ended September 30, 1999. Subsequent to the nine months ended September 30, 1999, cash distributions of approximately $689,000 ($682,000 of which was paid to the limited partners, $13.86 per limited partnership unit) was paid from operations. During the nine months ended September 30, 1998, the Partnership distributed approximately $2,246,000 ($1,932,000 of which was paid to the limited partners, $39.27 per limited partnership unit) from surplus cash to the limited partners. Payments were made by the Partnership to the Georgia Department of Revenue and the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment properties located in these states. These payments were treated as distributions to the partners and are included in the distribution amounts above. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners in 1999 or subsequent periods.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 12,224.71 units of limited partnership interest in the Partnership (approximately 24.85% of the total outstanding units) for a purchase price of $310 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 828.50 units. As a result, AIMCO and its affiliates currently own 23,082.15 units of limited partnership interest in the Partnership representing 46.92% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

Year 2000 Compliance

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.


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



                                 CONSOLIDATED CAPITAL GROWTH FUND

                                 By:     CONCAP EQUITIES, INC.
                                         the General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President
                                         and Controller

                                 Date: