Form 10KSB
period 1999-12-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 2000-03-27
CIK 201529

March 27, 2000



United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Consolidated Capital Growth Fund
      Form 10-KSB

      File No. 0-8639


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                  FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                For the transition period from _________to _________

                          Commission file number 0-8639

                          CONSOLIDATED CAPTIAL GROWTH FUND
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

                     Units of Limited Partnership Interests

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year.  $11,713,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


                                     PART I

Item 1.  Description of Business

Consolidated Capital Growth Fund (the "Partnership" or "Registrant") was organized on December 20, 1976 as a limited partnership under the California Uniform Limited Partnership Act. The general partner responsible for management of the Partnership's business is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). (See "Transfer of Control"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2006 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. Starting in 1977 through 1980, during its acquisition phase, the Registrant acquired twenty-five existing properties. The Registrant continues to own and operate four of these properties. All but one of these properties, Breckinridge Square Apartments, were previously sold and have been reacquired by the Partnership after the borrowers were unable to perform under the terms of their note agreements. See "Item 2. Description of Properties".

Commencing February 25, 1977, the Partnership offered pursuant to a Registration Statement filed with the Securities and Exchange Commission 50,000 Units of Limited Partnership interest (the "Units") at a purchase price of $1,000 per unit. The sale of Units closed on October 10, 1978, with 49,196 Units sold at $1,000 each, or gross proceeds of approximately $49,196,000 to the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

Upon the Partnership's formation in 1976, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner and Consolidated Capital Group ("CCG"), a California general partnership, was the non-corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership and approved conversion of the general partner interest of the non-corporate general partner, CCG, to that of a special limited partner ("Special Limited Partner") without voting and without other rights of a limited partner except to the economic interest previously held as a general partner. Pursuant to an amendment to the Partnership Agreement, the non-corporate general partner interest of CCG was converted to that of a Special Limited Partner and CEI became the sole general partner of the Partnership on December 31, 1991.

The Registrant has no employees. Management and administrative services are performed by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust ("IPT") merged into AIMCO, a publicly traded real estate investment trust with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.  Description of Properties:

The following table sets forth the Partnership's investment in properties:



                                     Date of
Property                             Purchase        Type of Ownership         Use


Breckinridge Square Apartments        10/78     Fee ownership, subject to   Apartment
  Louisville, Kentucky                          first mortgage              294 units

Churchill Park Apartments             05/90     Fee ownership, subject to   Apartment
  Louisville, Kentucky                          first mortgage              384 units

The Lakes Apartments                  05/88     Fee ownership, subject to   Apartment
  Raleigh, North Carolina                       first mortgage              600 units

Doral Springs Apartments
 (formerly Tahoe Springs)             11/87     Fee ownership, subject to   Apartment
  Miami, Florida                                first mortgage              368 units


Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                            Gross
                          Carrying   Accumulated                         Federal
Property                    Value   Depreciation     Rate    Method     Tax Basis
                              (in thousands)                         (in thousands)

Breckinridge Square
  Apartments               $ 8,603     $ 6,411     5-22 yrs    S/L       $ 2,443
Churchill Park
  Apartments                 8,918       4,738     5-20 yrs    S/L         4,333
The Lakes Apartments        15,280       9,081     5-19 yrs    S/L         8,667
Doral Springs Apartments
 (formerly Tahoe Springs)   12,402       6,650     5-20 yrs    S/L         7,959

     Total                 $45,203     $26,880                           $23,402


See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note H - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                           Principal                                      Principal
                           Balance At                                      Balance
                          December 31,  Interest   Period     Maturity     Due At
        Property              1999        Rate    Amortized    Date     Maturity (2)
                         (in thousands)                                 (in thousands)

Breckinridge Square
 Apartments
  1st mortgage              $ 6,000       6.95%      (1)      12/1/05      $ 6,000

Churchill Park
 Apartments
  1st mortgage                 6,450      6.95%      (1)      12/1/05        6,450

The Lakes Apartments
  1st mortgage                12,240      6.95%      (1)      12/1/05       12,240

Doral Springs Apartments
(formerly Tahoe Springs)
  1st mortgage                 6,000      7.33%      (1)      11/1/03        6,000


      Total                 $ 30,690                                      $ 30,690


(1)   Interest only payments

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

Rental Rates and Occupancy:

The following table sets forth the average annual rental rates and occupancy for 1999 and 1998 for each property.


                                              Average Annual         Average Annual
                                               Rental Rates            Occupancy
                                                (per unit)
 Property                                    1999          1998      1999     1998


 Breckinridge Square Apartments             $7,663        $7,420      95%     91%

 Churchill Park Apartments                   7,034         6,797      96%     92%

 The Lakes Apartments                        7,292         7,182      92%     91%

 Doral Springs Apartments                    8,046         7,912      95%     93%
  (formerly Tahoe Springs)


The General Partner attributes the increase in occupancy at Breckinridge Square Apartments and Churchill Apartments to aggressive and effective marketing campaigns during the latter part of 1998 and into 1999.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. The properties are apartment complexes which lease units for lease terms of one year or less. As of December 31, 1999, no tenant leases 10% or more of the available rental space. All of the properties are in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were:

                                                 1999            1999
                                                Billing          Rate
                                             (in thousands)

Breckinridge Square Apartments                   $ 46            1.05%
Churchill Park Apartments                         101            0.90%
The Lakes Apartments                              170            1.33%
Doral Springs Apartments                          306            2.16%
 (formerly Tahoe Springs)

Capital Improvements:

Breckinridge Square Apartments: The Partnership completed approximately $455,000 in capital expenditures at Breckinridge Square Apartments as of December 31, 1999, consisting primarily of HVAC system upgrades, parking lot improvements, roof improvements, appliances, electrical improvements and floor covering replacements. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $88,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Churchill Park Apartments: The Partnership completed approximately $389,000 in capital expenditures at Churchill Park Apartments as of December 31, 1999, consisting primarily of swimming pool improvements, electrical improvements, air conditioning upgrades, appliances, interior and exterior building improvements, and floor covering replacements. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $115,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lakes Apartments: The Partnership completed approximately $744,000 in capital expenditures at The Lakes Apartments as of December 31, 1999, consisting primarily of air conditioning upgrades, major landscaping, roof replacements and floor covering replacements. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $180,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Doral Springs Apartments: The Partnership completed approximately $394,000 in capital expenditures at Doral Springs Apartments as of December 31, 1999, consisting primarily of swimming pool upgrades, major landscaping, parking lot improvements, appliances, and floor covering replacements. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $110,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 49,196 limited partnership units aggregating $49,196,000. The Partnership currently has 2,331 holders of record owning an aggregate of 49,196 Units. Affiliates of the General Partner owned 24,990.15 units or approximately 50.80% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999, as well as for the subsequent period.

                                                Distributions

                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/98 - 12/31/98           $ 4,313,000 (1)          $76.77
       01/01/99 - 12/31/99             1,491,000 (2)           30.00
       01/01/00 - 03/01/00             1,010,000 (3)           20.33

(1) Consists of $3,976,000 ($3,444,000 to the limited partners or $70.00 per limited partnership unit) from surplus funds and $337,000 ($333,000 to the limited partners or $6.77 per limited partnership unit) from operations. These amounts included $42,000 in withholding taxes paid by the Partnership on behalf of the Partners.

(2)   Distribution was made from operations  ($1,476,000 to the limited partners
      or  $30.00  per  limited   partnership  unit),  and  includes  $26,000  in
      withholding taxes paid by the Partnership on behalf of the Partners.

(3) Distribution was made from operations ($1,000,000 to the limited partners or $20.33 per limited partnership unit).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 24,990.15 limited partnership interest in the Partnership representing approximately 50.80% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Results of Operations

The Partnership's net income for the year ended December 31, 1999 was approximately $1,784,000 as compared to approximately $1,404,000 for the year ended December 31, 1998. The increase in net income is due to an increase in total revenues, which was partially offset by an increase in total expenses. The increase in total revenues is attributable to an increase in rental income which was partially offset by a decrease in other income. The increase in rental income is primarily attributable to an increase in average rental rates and an increase in occupancy at all four of the Partnership's properties. The decrease in other income is due primarily to lower interest income as a result of a decrease in the average amount of interest bearing cash balances as a result of distributions paid during 1998 and 1999.

Total  expenses   increased   primarily  due  to  an  increase  in  general  and
administrative expenses, depreciation expense and to a lesser extent, an increase in property tax expense. These increases were partially offset by a decrease in operating expense. Operating expense decreased primarily due to decreases in maintenance and insurance expenses. Maintenance expense decreased due to interior and exterior building improvements which were incurred during 1998. Insurance expense decreased at all four of the investment properties due to a change in the hazard insurance carrier during the third quarter of 1998. The decrease in operating expense was slightly offset by an increase in advertising costs incurred to increase occupancy at all four of the Partnership's properties. The increase in depreciation expense resulted from an increase in capital improvements performed at all of the investment properties during the past two years to improve the overall appearance and quality of the properties. The increase in property tax expense is due to increased tax billings due to an increase in the assessed value of the properties by the taxing authorities for Doral Springs Apartments and Churchill Park Apartments.

General and administrative expenses increased due to Partnership management fees paid as a result of the increase in distributions from operations in 1999 as compared to 1998, as required by the Partnership Agreement. Included in general and administrative expense at both December 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase net income by approximately $128,000 ($2.58 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $1,988,000 compared to approximately $968,000 at December 31, 1998. The increase in cash and cash equivalents of approximately $1,020,000 is primarily due to approximately $4,159,000 of cash provided by operating activities, which was partially offset by approximately $1,648,000 of cash used in investing activities and approximately $1,491,000 of cash used in financing activities. Cash used in financing activities consisted of partner distributions. Cash used in investing activities consisted primarily of property improvements and replacements, which was partially offset by net withdrawals from escrow accounts maintained by the mortgage lender and insurance proceeds received as a result of hurricane damage at The Lakes Apartments. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $493,800. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $30,690,000 requires monthly interest only payments. These notes require balloon payments on November 1, 2003, and December 1, 2005. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the year ended December 31, 1999, cash distributions of approximately $1,491,000 ($1,476,000 of which was paid to the limited partners, $30.00 per limited partnership unit) were paid from operations. During the year ended December 31, 1998, the Partnership distributed approximately $3,976,000 ($3,444,000 to the limited partners or $70.00 per limited partnership unit) from surplus funds and approximately $337,000 ($333,000 to the limited partners or $6.77 per limited partnership unit) from operations. Payments were made by the Partnership of $26,000 and $42,000 in 1999 and 1998, respectively, to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment properties located in these states. These payments were treated as distributions to the partners and are included in the distribution amounts above. Subsequent to December 31, 1999, the Partnership declared and paid a distribution of approximately 1,010,000 ($1,000,000 of which was paid to the limited partners, $20.33 per limited partnership unit) from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2000 or subsequent periods.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.  Financial Statements

CONSOLIDATED CAPTIAL GROWTH FUND

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 1999

      Statements of Operations - Years ended December 31, 1999 and 1998

      Statements of Changes in Partners' Deficit - Years ended December 31, 1999 and 1998

      Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners
Consolidated Capital Growth Fund

We have audited the accompanying balance sheet of Consolidated Capital Growth Fund as of December 31, 1999, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Growth Fund at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note H to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
February 24, 2000

                        CONSOLIDATED CAPITAL GROWTH FUND

                                  BALANCE SHEET

                        (in thousands, except unit data)

                                December 31, 1999

Assets

   Cash and cash equivalents                                              $  1,988
   Receivables and deposits                                                    394
   Restricted escrows                                                          359
   Other assets                                                                510
   Investment properties (Notes C and E):
      Land                                                   $  4,610
      Buildings and related personal property                  40,593
                                                               45,203
      Less accumulated depreciation                           (26,880)      18,323
                                                                          $ 21,574

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                       $    267
   Tenant security deposit liabilities                                         241
   Accrued property taxes                                                       23
   Other liabilities                                                           434
   Mortgage notes payable (Note C)                                          30,690

Partners' Deficit

   General partner                                         $   (4,779)
   Limited partners (49,196 units issued and
      outstanding)                                             (5,302)     (10,081)

                                                                          $ 21,574

                   See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPTIAL GROWTH FUND

                            STATEMENTS OF OPERATIONS

                        (in thousands, except unit data)


                                                           Years Ended December 31,
                                                              1999         1998

Revenues:
   Rental income                                             $11,066     $10,554
   Other income                                                  647         694

      Total revenues                                          11,713      11,248


Expenses:
   Operating                                                   4,294       4,564
   General and administrative                                    536         351
   Depreciation                                                2,227       2,098
   Interest                                                    2,234       2,234
   Property taxes                                                638         597

      Total expenses                                           9,929       9,844


Net income (Note F)                                          $ 1,784     $ 1,404


Net income allocated to general partner (1%)                 $    18     $    14

Net income allocated to limited partners (99%)                 1,766       1,390


                                                             $ 1,784     $ 1,404


Net income per limited partnership unit                      $ 35.90     $ 28.25


Distributions per limited partnership unit                   $ 30.00     $ 76.77


                   See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPTIAL GROWTH FUND

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                          (in thousands, except unit data)


                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total


Original capital contributions           49,196      $      1    $ 49,196   $ 49,197


Partners' deficit
   at December 31, 1997                  49,196      $ (4,260)   $ (3,205)  $ (7,465)

Distribution to partners                     --          (536)     (3,777)    (4,313)

Net income for the year ended
   December 31, 1998                         --            14       1,390      1,404

Partners' deficit at
   December 31, 1998                     49,196        (4,782)     (5,592)   (10,374)

Distribution to partners                     --           (15)     (1,476)    (1,491)

Net income for the year
   ended December 31, 1999                   --            18       1,766      1,784


Partners' deficit
   at December 31, 1999                  49,196      $ (4,779)   $ (5,302)  $(10,081)


                   See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF CASH FLOWS

                                   (in thousands)


                                                               Years Ended December 31,
                                                                  1999          1998

Cash flows from operating activities:

    Net income                                                   $ 1,784       $ 1,404
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                                2,227         2,098
      Amortization of loan costs                                     78            78
      Loss on disposal of property                                   --            18
      Casualty gain                                                 (29)           --
      Bad debt                                                      123           158
      Changes in assets and liabilities:
        Receivables and deposits                                    131             4
        Other assets                                                (47)           17
        Accounts payable                                            103            34
        Tenant security deposit liabilities                         (70)           20
        Accrued property taxes                                     (152)           16
        Other liabilities                                            11            73

            Net cash provided by operating activities             4,159         3,920


Cash flows used in investing activities:

   Property improvements and replacements                        (1,982)       (1,090)
   Net withdrawals from (deposits to) restricted
     escrows                                                        286           (42)
   Insurance proceeds received                                       48            --

            Net cash used in investing activities                (1,648)       (1,132)

Cash flows used in financing activities:

   Distributions to partners                                     (1,491)       (4,313)

            Net cash used in financing activities                (1,491)       (4,313)

Net increase (decrease) in cash and cash equivalents              1,020        (1,525)

Cash and cash equivalents at beginning of period                    968         2,493

Cash and cash equivalents at end of period                      $ 1,988       $   968

Supplemental disclosure of cash flow information:

   Cash paid for interest                                       $ 2,156       $ 2,156


                   See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization: Consolidated Capital Growth Fund (the "Partnership" or "Registrant") was organized on December 20, 1976 as a limited partnership under the California Uniform Limited Partnership Act. The general partner responsible for management of the Partnership's business is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Note B
- Transfer of Control". The director and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2006 unless terminated prior to such date. The Partnership commenced operations in 1977 and completed its acquisition of apartment properties in 1980. The Partnership operates four apartment properties located in the southern United States.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Escrows:

      Replacement Reserve Account - At the time of the December 15, 1995, refinancing, approximately $357,000 of the proceeds were designated for a "replacement reserve fund" for certain capital replacements (as defined in the Replacement Reserve Agreement) at Breckinridge Square Apartments, Churchill Park Apartments, and The Lakes Apartments. At December 31, 1999, the balance was approximately $359,000.

      Repair Escrow Account - In addition to the Replacement Reserve Account, approximately $542,000 of the refinancing proceeds were designated for a "repair escrow" to cover necessary repairs and replacements to be completed at Breckinridge Square Apartments, Churchill Park Apartments, and The Lakes Apartments within one year of closing. Additionally, at the time of the November 13, 1996, financing of Doral Springs Apartments, approximately $58,000 of the proceeds were also designated for a "repair escrow". During 1999 the remaining balance in this account was returned to the properties as all required capital improvements had been completed.

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

Effective January 1, 1999 the Partnership changed its method to capitalize the cost of exterior painting and major landscaping (see Note H).

Loan Costs: Loan costs of approximately $695,000, less accumulated amortization of approximately $292,000 are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Partners' Capital (Deficit): The Limited Partnership Agreement ("Agreement") provides that net income and net losses from operations for both financial and tax reporting purposes shall be allocated 99% to the Limited Partners and 1% to the General Partner. Net income per limited partnership unit for both 1999 and 1998 was computed as 99% of net income divided by 49,196 units outstanding.

All distributions other than Surplus Funds distributions (as defined in the Agreement) are allocated 99% to the Limited Partners and 1% to the General Partner. Distributions of Surplus Funds were allocated 100% to the Limited
Partners until 1986 when the Limited Partners had received a return of their capital contributions plus a 10% cumulative return. Pursuant to the provisions of the Agreement, the General Partner has been entitled to 14% of Surplus Fund distributions since 1986. However, in connection with a settlement agreement between CEI and two affiliated partnerships, a portion of the General Partner's interest in the Partnership was assigned to the two affiliated partnerships. The two affiliated partnerships received distributions of approximately $12,000 and $424,000 from the Partnership during 1999 and 1998, respectively.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999, as well as for the subsequent period.

                                                Distributions

                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/98 - 12/31/98           $ 4,313,000 (1)          $76.77
       01/01/99 - 12/31/99             1,491,000 (2)           30.00
       01/01/00 - 03/01/00             1,010,000 (3)           20.33

(1) Consists of $3,976,000 ($3,444,000 to the limited partners or $70.00 per limited partnership unit) from surplus funds and $337,000 ($333,000 to the limited partners or $6.77 per limited partnership unit) from operations. These amounts included $42,000 in withholding taxes paid by the Partnership on behalf of the Partners.

(2)   Distribution was made from operations  ($1,476,000 to the limited partners
      or  $30.00  per  limited   partnership   unit)  and  includes  $26,000  in
      withholding taxes paid by the Partnership on behalf of the Partners.

(3) Distribution was made from operations ($1,000,000 to the limited partners or $20.33 per limited partnership unit).

Investment Properties: Investment properties consist of four apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1999 and 1998.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note G" for segment disclosures.)

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $181,000 and $127,000 for the years ended December 31, 1999 and 1998, respectively, were charged to operating expense as incurred.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity approximates its carrying balance.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                            Principal     Monthly                           Principal
                           Balance At     Payment     Stated                 Balance
                          December 31,   Including   Interest   Maturity      Due At
        Property              1999        Interest     Rate       Date       Maturity
                                (in thousands)                            (in thousands)

Breckinridge Square
 Apartments
  1st mortgage               $ 6,000        $ 35       6.95%     12/1/05     $ 6,000

Churchill Park
 Apartments
  1st mortgage                 6,450          37       6.95%     12/1/05        6,450

The Lakes Apartments
  1st mortgage                12,240          71       6.95%     12/1/05       12,240

Doral Springs Apartments
(formerly Tahoe Springs)
  1st mortgage                 6,000          37       7.33%     11/1/03        6,000

      Total                 $ 30,690        $180                             $ 30,690


The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes impose prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                              1999       1998
                                                              (in thousands)

   Property management fees (included in
     operating expense)                                      $ 598      $ 572

   Reimbursement for services of affiliates (included in
     investment properties, operating expense and
     general and administrative expense)                       229        198

   Partnership management fees (included in general and
     administrative expense)                                   131         30

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $598,000 and $572,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $229,000 and $198,000 for the years ended December 31, 1999 and 1998, respectively.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. During the years ended December 31, 1999 and 1998, the General Partner received $131,000 and $30,000, respectively, for providing these services.

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 24,990.15 of limited partnership interest in the Partnership representing approximately 50.80% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note E - Investment Properties and Accumulated Depreciation

                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)


                                                             Buildings           Cost
                                                            and Related       Capitalized
                                                              Personal       Subsequent to
        Description            Encumbrances       Land        Property        Acquisition
                               (in thousands)                                (in thousands)


Breckinridge Square
 Apartments
  Louisville, Kentucky          $ 6,000         $   641       $ 4,720          $ 3,242
Churchill Park Apartments
  Louisville, Kentucky            6,450             566         6,510            1,842
The Lakes Apartments
  Raleigh, North Carolina        12,240             946         9,605            4,729
Doral Springs Apartments
(formerly Tahoe Springs)
  Miami, Florida                  6,000           2,848         8,492            1,062


Totals                          $30,690         $ 5,001       $29,327          $10,875




                           Gross Amount At Which
                                  Carried
                            At December 31, 1999
                               (in thousands)

                               Buildings
                              And Related
                                Personal          Accumulated     Date of       Date    Depreciable
      Description        Land   Property   Total  Depreciation  Construction  Acquired  Life-Years
                                                 (in thousands)

Breckinridge Square
 Apartments
  Louisville, Kentucky  $  641    $7,962  $ 8,603   $6,411          1971        10/78      5-22


ChurchillPark
Apartments
  Louisville, Kentucky     566     8,352    8,918    4,738          1970        05/90      5-20


The Lakes Apartments
  Raleigh, North           946    14,334   15,280    9,081          1973        05/88      5-19
Carolina

Doral Springs
Apartments
 (formerly Tahoe
Springs)
  Miami, Florida         2,457     9,945   12,402    6,650      1972 - 1975     11/87      5-20


  Totals                $4,610   $40,593  $45,203  $26,880

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                           Years Ended December 31,
                                             1999             1998
                                                (in thousands)
Real Estate
Balance at beginning of year               $43,307          $42,258
Property improvements                        1,982            1,090
Disposals of property                          (86)             (41)
Balance at end of Year                     $45,203          $43,307
Accumulated Depreciation
Balance at beginning of year               $24,705          $22,630
Additions charged to expense                 2,227            2,098
Disposals of property                          (52)             (23)
Balance at end of year                     $26,880          $24,705

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $42,596,000 and $40,656,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $19,194,000 and $17,390,000.

Note F - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          1999          1998


Net income as reported                  $1,784        $1,404
Add (deduct):
     Fixed asset write-offs and
      casualty gain                        (29)           19
     Depreciation differences              418           457
     Prepaid rent                          (41)           14
     Other                                  19            28

Federal taxable income                  $2,151        $1,922

Federal taxable income per
     limited partnership unit           $43.28        $38.68

The tax basis of the Partnership's assets and liabilities is approximately $10,959,000 greater than the assets and liabilities as reported in the financial statements.

Note G - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consist of four apartment complexes located in Florida, Kentucky (2), and North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 1999

                                        Residential     Other     Totals
                                                  (in thousands)
Rental income                             $11,066       $ --      $11,066
Other income                                  628           19        647
Interest expense                            2,234           --      2,234
Depreciation                                2,227           --      2,227
General and administrative expense             --          536        536
Segment profit (loss)                       2,301         (517)     1,784
Total assets                               21,375          199     21,574
Capital expenditures for investment
 properties                                 1,982           --      1,982

                  1998

                                         Residential    Other      Totals
                                                  (in thousands)
Rental income                              $10,554       $ --     $10,554
Other income                                   582         112        694
Interest expense                             2,234          --      2,234
Depreciation                                 2,098          --      2,098
General and administrative expense              --         351        351
Segment profit (loss)                        1,643        (239)     1,404
Total assets                                20,775         614     21,389
Capital expenditures for investment
 properties                                  1,090          --      1,090

Note H - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase net income by approximately $128,000 ($2.58 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The General Partner is ConCap Equities, Inc. The names and ages of, as well as the position and offices held by, the present executive officers and director of the General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10. Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

Entity                                  Number of Units      Percentage

AIMCO Properties, LP                        2,989.50            6.08%
 (an affiliate of AIMCO)
Madison River Properties LLC                2,690.00            5.47%
 (an affiliate of AIMCO)
Insignia Properties LP                     19,310.65           39.25%
 (an affiliate of AIMCO)

Insignia Properties, L.P. and Madison River Properties LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, CO 80222.

(b)  Beneficial Owners of Management

No director or officer of the General Partner owns any units of the Partnership of record or beneficially.

(c)  Change in Control

      Beneficial Owners of CEI

As of December 31, 1999, an affiliate of the General Partner was the sole shareholder of its common stock:

                                             Number of         Percent
            Name and Address                   Units           Of Total

          Insignia Properties Trust
           55 Beattie Place
           Greenville, SC 29602               100,000           100%

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                              1999       1998
                                                              (in thousands)

   Property management fees                                  $ 598      $ 572
   Reimbursement for services of affiliates                    229        198
   Partnership management fees                                 131         30

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $598,000 and $572,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $229,000 and $198,000 for the years ended December 31, 1999 and 1998, respectively.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. During the years ended December 31, 1999 and 1998, the General Partner received $131,000 and $30,000, respectively, for providing these services.

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 24,990.15 limited partnership interest in the Partnership representing approximately 50.80% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b)  Reports on Form 8-K filed  during the fourth  quarter of fiscal  year
           1999:

            None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CONSOLIDATED CAPITAL GROWTH FUND


                                    By:   ConCap Equities, Inc.
                                          Its General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller

                                    Date:


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye            Executive Vice President      Date:
Patrick J. Foye               and Director



/s/Martha L. Long             Senior Vice President and     Date:
Martha L. Long                Controller

                                  EXHIBIT INDEX

Exhibit

     2.1 Agreement and Plan of Merger, dated as of October 1, 1998 between AIMCO and IPT.

     3    Certificate of Limited Partnership, as amended to date.

     10.1 Property Management Agreement No. 201 dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
          1990).

     10.2 Property Management Agreement No. 302 dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
          1990).

     10.3 Property Management Agreement No. 401 dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
          1990).

     10.4 Bill of Sale and Assignment dated October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
          1990).

     10.5 Assignment and Assumption Agreement dated October 23, 1990, by and between CCEC and ConCap Management Limited Partnership ("CCMLP") (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

     10.6 Assignment and Agreement as to Certain Property Management Services dated October 23, 1990, by and between CCMLP and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

     10.7 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and Horn-Barlow Companies (200 Series of Property Management Contracts), (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

     10.8 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and Metro ConCap, Inc. (300 Series of Property Management Contracts), (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

                                  EXHIBIT INDEX

     10.9 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and R&B Realty Group (400 Series of Property Management Contracts) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

     10.10Assignment and Assumption Agreement dated September 1, 1991, by and between the Partnership and CCGF Associates, Ltd. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

     10.11Construction  Management Cost Reimbursement Agreement dated January 1,
          1991, by and between the Partnership and Horn-Barlow Companies (the "Horn-Barlow Construction Management Agreement"). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

     10.12Assignment and Assumption  Agreement  dated  September 1, 1991, by and between the Partnership and CCGF Associates, Ltd. (Horn-Barlow Construction Management Agreement). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

     10.13Construction  Management Cost Reimbursement Agreement dated January 1,
          1991, by and between the Partnership and Metro ConCap, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

     10.14Construction  Management Cost Reimbursement Agreement dated January 1,
          1991, by and between the Partnership and R&B Apartment Management Company, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

     10.15Investor Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

     10.16Assignment and Assumption Agreement (Investor Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990).

     10.17Letter of Notice dated December 20, 1991, from  Partnership  Services,
          Inc. ("PSI") to the Partnership regarding the change in ownership and dissolution of ConCap Services Company whereby PSI assumed the Investor Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

     10.18Financial Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

                                  EXHIBIT INDEX

     10.19Assignment and Assumption Agreement (Financial Service Agreement) dated October 23, 1990, by and between CCEC and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

     10.20Letter of Notice dated December 20, 1991,  from PSI to the Partnership regarding the change in ownership and dissolution of ConCap Captial Company whereby PSI assumed the Financial Services Agreement (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

     10.21Property Management Agreement No. 414 dated May 13, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

     10.22Assignment and Assumption  Agreement  (Property  Management  Agreement
          No. 414) dated May 13, 1993, by and between Coventry Properties, Inc., R&B Apartment Management Company, Inc., and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

     10.23Assignment  Agreement as to Certain Property Management Services dated
          May 13, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

     10.24Property Management Agreement No. 506 dated June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

     10.25Assignment and Assumption  Agreement as to Certain Property Management
          Services dated November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

     10.27Assignment and Assumption  Agreement as to Certain Property Management
          Services dated November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

     10.28Multifamily Note dated November 30, 1995 between  Consolidated Capital
          Growth Fund, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc.

     10.29Multifamily Note dated November 30, 1995 between  Consolidated Capital
          Growth Fund, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc.

     10.30Multifamily Note dated November 30, 1995 between  Consolidated Capital
          Growth Fund, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc.

     10.31Multifamily Note dated November 1, 1996 between  Consolidated  Capital
          Growth Fund, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc.

     11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to Note A of Item 7 - Financial Statements of this Form 10-K).

     16 Letter, dated August 12, 1992, from Ernst & Young to the Securities and Exchange Commission regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992).

     18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

     27   Financial Data Schedule.

                                                                      Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
ConCap Equities, Inc.
General Partner of Consolidated Capital Growth Fund
55 Beattie Place

P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note H of Notes to the Financial Statements of Consolidated Capital Growth Fund included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP