Form 10QSB
period 2000-03-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 2000-05-15
CIK 201529

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

                   For the quarterly period ended March 31, 2000


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

                                 (864) 239-1000

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                        CONSOLIDATED CAPITAL GROWTH FUND

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                                $  1,593
   Receivables and deposits                                                      325
   Restricted escrows                                                            408
   Other assets                                                                  555
   Investment properties:
      Land                                                    $  4,610
      Buildings and related personal property                   41,013
                                                                45,623

      Less accumulated depreciation                            (27,484)       18,139
                                                                            $ 21,020

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                         $    165
   Tenant security deposit liabilities                                           218
   Accrued property taxes                                                        203
   Other liabilities                                                             553
   Mortgage notes payable                                                     30,690

Partners' Deficit

   General partner                                             $ (4,786)
   Limited partners (49,196 units issued and
      outstanding)                                              (6,023)      (10,809)
                                                                            $ 21,020

                   See Accompanying Notes to Financial Statements


b)

                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)




                                                        Three Months Ended
                                                            March 31,
                                                         2000        1999
Revenues:
   Rental income                                        $2,759    $  2,704
   Other income                                            147         139
      Total revenues                                     2,906       2,843

Expenses:
   Operating                                             1,139       1,214
   General and administrative                              148          74
   Depreciation                                            604         523
   Interest                                                558         558
   Property taxes                                          175         153
      Total expenses                                     2,624       2,522

Net income                                              $  282      $  321

Net income allocated to general partner (1%)            $    3      $    3
Net income allocated to limited partners (99%)             279         318

                                                        $  282      $  321

Net income per limited partnership unit                 $ 5.67      $ 6.46

Distribution per limited partnership unit               $20.33      $   --

                   See Accompanying Notes to Financial Statements



c)

                        CONSOLIDATED CAPITAL GROWTH FUND

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                   (Unaudited)

                          (in thousands, except unit data)




                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         49,196          $ 1        $49,196    $49,197

Partners' deficit at
   December 31, 1999                   49,196       $ (4,779)    $(5,302)   $(10,081)

Distribution to partners                   --            (10)     (1,000)     (1,010)

Net income for the three months
   ended March 31, 2000                    --              3          279        282

Partners' deficit
   at March 31, 2000                   49,196       $ (4,786)    $ (6,023)  $(10,809)

                   See Accompanying Notes to Financial Statements



d)
                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                  (in thousands)

                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                     $ 282        $ 321
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     604          523
   Amortization of loan costs                                        19           19
  Change in accounts:
      Receivables and deposits                                      (12)          78
      Other assets                                                  (64)         (79)
      Accounts payable                                             (102)          23
      Tenant security deposit liabilities                           (23)         (13)
      Accrued property taxes                                        180           (5)
      Other liabilities                                             119           39
       Net cash provided by operating activities                  1,003          906

Cash flows from investing activities:

  Property improvements and replacements                           (420)        (232)
  Net deposits to restricted escrows                                (49)        (121)
       Net cash used in investing activities                       (469)        (353)

Cash flows used in financing activities:

  Distributions to partners                                       (1,010)         --

Net (decrease) increase in cash and cash equivalents                (476)        553
Cash and cash equivalents at beginning of period                   2,069         968
Cash and cash equivalents at end of period                       $ 1,593     $ 1,521

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $   539     $   539

                   See Accompanying Notes to Financial Statements

e)

                        CONSOLIDATED CAPITAL GROWTH FUND

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Distributions

Cash distributions of approximately $1,010,000 (approximately $1,000,000 of which was paid to the limited partners, $20.33 per limited partnership unit) were paid from operations during the three months ended March 31, 2000. No distributions were made to the partners during the three months ended March 31, 1999.

Note D - Casualty Event

In January 2000, The Lakes Apartments experienced a fire, which resulted in the destruction of twelve apartment units. It is estimated that the property incurred damages of approximately $174,000. As of March 31, 2000, insurance proceeds of approximately $169,000 have been received to cover the estimated damages and are being held in escrow by the mortgage lender until repairs are complete.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The General Partner and its affiliates received reimbursements and fees during the three months ended March 31, 2000 and 1999 as reflected in the following table:

                                                               2000       1999
                                                                (in thousands)

Property management fees (included in operating expenses) $ 147 $ 144 Reimbursement for services of affiliates (included in operating and general and administrative expense
 and investment properties)                                       50        48
Partnership management fees (included in general
 and administrative expense)                                      90        --

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $147,000 and $144,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $50,000 and $48,000 for the three months ended March 31, 2000 and 1999, respectively.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. During the three months ended March 31, 2000, affiliates of the General Partner received $90,000 for providing these services. There was no such cost incurred for the three months ended March 31, 1999.

AIMCO and its affiliates currently own 25,036.15 limited partnership units in the Partnership representing 50.89% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 50.89% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note F - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of four apartment complexes located in Florida (1), Kentucky (2), and North Carolina (1). The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three month periods ended March 31, 2000 and 1999 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.


                        2000                           Residential    Other    Totals
                                                               (in thousands)
Rental income                                            $ 2,759      $ --     $ 2,759
Other income                                                 145          2        147
Interest expense                                             558         --        558
Depreciation                                                 604         --        604
General and administrative expense                            --        148        148
Segment profit (loss)                                        428       (146)       282
Total assets                                              20,690        330     21,020
Capital expenditures for
  investment properties                                      420         --        420


                        1999                          Residential    Other     Totals
                                                               (in thousands)
Rental income                                           $ 2,704      $ --     $ 2,704
Other income                                                132          7        139
Interest expense                                            558         --        558
Depreciation                                                523         --        523
General and administrative expense                           --         74         74
Segment profit (loss)                                       388        (67)       321
Total assets                                             20,733      1,021     21,754
Capital expenditures for
  investment properties                                     232         --        232

Note G - Legal Proceedings

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                   Average Occupancy

Property                                            2000        1999

Breckinridge Square                                  93%        94%
  Louisville, Kentucky
Churchill Park                                       97%        96%
  Louisville, Kentucky
The Lakes                                            85%        90%
  Raleigh, North Carolina
Doral Springs (formerly Tahoe Springs)               96%        94%
  Miami, Florida

The General Partner attributes the decrease in occupancy at The Lakes Apartments due to the fire at the property which occurred in January 2000 as discussed below.

Results of Operations

The Partnership's net income for the three months ended March 31, 2000 and 1999 was approximately $282,000 and $321,000, respectively. The decrease in net income is due to an increase in total expenses which was partially offset by an increase in total revenues. Total expenses increased primarily due to increases in depreciation and general and administrative expenses and to a lesser extent an increase in property tax expense. The increase in depreciation expense resulted from an increase in capital improvements performed at all of the investment properties during the past twelve months to improve the overall appearance and quality of the properties. The increase in property tax expense is due primarily to increased tax billings due to an increase in the assessed value of the properties by the taxing authorities for Doral Springs Apartments and Churchill Park Apartments.

General and administrative expenses increased due to Partnership management fees paid as a result of the distribution from operations made during the three months ended March 31, 2000, as required by the Partnership Agreement. No such operating distributions were made during the three months ended March 31, 1999. Included in general and administrative expense at both March 31, 2000 and 1999 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The increase in total expenses was partially offset by a decrease in operating expenses. The decrease in operating expenses is due primarily to decreases in property and maintenance expenses. The decrease in property expense is due primarily to a decrease in salaries and related employee benefits. Maintenance expense decreased due to interior and exterior building improvements which were incurred during 1999. Total revenues increased due to an increase in occupancy at Doral Springs and an increase in the average rental rates at all four of the Registrant's investment properties which more than offset the decrease in occupancy at The Lakes.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $1,593,000 compared to approximately $1,521,000 at March 31, 1999. The decrease in cash and cash equivalents of approximately $476,000 for the three months ended March 31, 2000, from the Partnership's calendar year end of December 31, 1999, is due to approximately $1,010,000 of cash used in financing activities and approximately $469,000 of cash used in investing activities, which was partially offset by approximately $1,003,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, and to a lesser extent, escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of partner distributions. The Partnership invests its working capital reserves in money market accounts.

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

Breckinridge   Square   Apartments:   For  2000  the  Partnership  has  budgeted
approximately $205,000 for capital improvements, consisting primarily of plumbing upgrades, floor covering and appliance replacements, water heaters, and air conditioning upgrades. The Partnership completed approximately $128,000 in capital expenditures at Breckinridge Square Apartments as of March 31, 2000, consisting primarily of air conditioning upgrades, water heater replacements, plumbing upgrades and appliance and floor covering replacements. These improvements were funded primarily from operations.

Churchill Park Apartments: For 2000 the Partnership has budgeted approximately $275,000 for capital improvements, consisting primarily of plumbing upgrades, appliances, and floor covering replacements. The Partnership completed approximately $93,000 in capital expenditures at Churchill Park Apartments as of March 31, 2000, consisting primarily of plumbing upgrades and appliance and floor covering replacements. These improvements were funded primarily from replacement reserves.

The Lakes Apartments: For 2000 the Partnership has budgeted approximately $207,000 for capital improvements, consisting primarily of floor covering, appliance, and HVAC replacements. The Partnership completed approximately $75,000 in capital expenditures at The Lakes Apartments as of March 31, 2000, consisting primarily of floor covering and appliance replacements. These improvements were funded primarily from operations. In January 2000, The Lakes Apartments experienced a fire, which resulted in damage to twelve apartment units. It is estimated that the property incurred damages of approximately $174,000. As of March 31, 2000, insurance proceeds of approximately $169,000 have been received to cover the estimated damages and are being held in escrow by the mortgage lender until repairs are complete.

Doral Springs Apartments: For 2000 the Partnership has budgeted approximately $341,000 for capital improvements, consisting primarily of fencing and equipment enhancements, swimming pool upgrades, and floor covering and appliance replacements and elevator improvements. The Partnership completed approximately $124,000 in capital expenditures at Doral Springs Apartments as of March 31, 2000, consisting primarily of interior decorating enhancements, floor covering replacement and other building improvements. These improvements were funded primarily from operations.

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

Cash distributions of approximately $1,010,000 (approximately $1,000,000 of which was paid to the limited partners, $20.33 per limited partnership unit) were paid from operations during the three months ended March 31, 2000. No distributions were made to the partners during the three months ended March 31, 1999. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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

                               Date:     May 15, 2000