Form 10QSB
period 2000-06-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 2000-08-08
CIK 201529

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                        CONSOLIDATED CAPITAL GROWTH FUND

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                            $  657
   Receivables and deposits                                                898
   Restricted escrows                                                      264
   Other assets                                                            486
   Investment properties:
      Land                                                 $ 4,610
      Buildings and related personal property               41,445
                                                            46,055

      Less accumulated depreciation                        (28,101)     17,954
                                                                       $20,259

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                     $  170
   Tenant security deposit liabilities                                     219
   Accrued property taxes                                                  366
   Other liabilities                                                       559
   Mortgage notes payable                                               30,690

Partners' Deficit

   General partner                                         $ (4,795)
   Limited partners (49,196 units issued and
      outstanding)                                           (6,950)   (11,745)
                                                                      $ 20,259

                   See Accompanying Notes to Financial Statements

b)

                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                                  2000        1999       2000        1999
 Revenues:
    Rental income                              $ 2,846     $ 2,810    $ 5,605    $ 5,514
   Other income                                    193         164        340        303
       Total revenues                            3,039       2,974      5,945      5,817
Expenses:
   Operating                                     1,135       1,020      2,274      2,234
   General and administrative                      164         175        312        249
   Depreciation                                    617         528      1,221      1,051
   Interest                                        559         559      1,117      1,117
   Property taxes                                  177         152        352        305
       Total expenses                            2,652       2,434      5,276      4,956
Net income                                     $   387     $   540    $   669    $   861
Net income allocated to general
   partner (1%)                                $     4     $     5    $     7    $     9
Net income allocated to limited
   partners (99%)                                  383         535        662        852
                                               $   387     $   540    $   669    $   861
Net income per limited partnership unit        $  7.79     $ 10.87    $ 13.46    $ 17.32

Distribution per limited partnership unit      $ 26.63     $ 15.61    $ 46.96    $ 15.61

                   See Accompanying Notes to Financial Statements

c)

                        CONSOLIDATED CAPITAL GROWTH FUND

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                    Partnership     General     Limited
                                       Units        Partner    Partners      Total

Original capital contributions        49,196       $      1    $49,196     $49,197

Partners' deficit at

   December 31, 1999                  49,196       $ (4,779)   $(5,302)   $(10,081)

Distribution to partners                  --            (23)    (2,310)     (2,333)

Net income for the six months
   ended June 30, 2000                    --              7        662         669

Partners' deficit

   at June 30, 2000                   49,196       $ (4,795)  $ (6,950)   $(11,745)

                   See Accompanying Notes to Financial Statements


d)
                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)
                                                     Six Months Ended
                                                         June 30,
                                                     2000         1999
Cash flows from operating activities:

  Net income                                         $  669       $  861
  Adjustments to reconcile net income to net cash

   provided by operating activities:
   Depreciation                                       1,221        1,051
   Amortization of loan costs                            39           39
   Bad debt                                              98           56
  Change in accounts:
      Receivables and deposits                         (602)         (73)
      Other assets                                      (15)         (90)
      Accounts payable                                  (97)          63
      Tenant security deposit liabilities               (22)         (35)
      Accrued property taxes                            343          147
      Other liabilities                                 125          (16)
       Net cash provided by operating activities      1,759        2,003

Cash flows from investing activities:

  Property improvements and replacements               (852)        (522)
  Net withdrawals from (deposits to) restricted          95         (183)
  escrows

       Net cash used in investing activities           (757)        (705)

Cash flows used in financing activities:

  Distributions to partners                          (2,333)        (776)

Net (decrease) increase in cash and cash             (1,331)         522
equivalents

Cash and cash equivalents at beginning of period      1,988          968
Cash and cash equivalents at end of period          $   657      $ 1,490

Supplemental disclosure of cash flow information:

  Cash paid for interest                            $ 1,078      $ 1,078

                   See Accompanying Notes to Financial Statements

e)

                        CONSOLIDATED CAPITAL GROWTH FUND

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Distributions

Cash distributions of approximately $2,333,000 (approximately $2,310,000 of which was paid to the limited partners, $46.96 per limited partnership unit) were paid from operations during the six months ended June 30, 2000. Cash distribution of approximately $776,000 (approximately $768,000 of which was paid to the limited partners, $15.61 per limited partnership unit) were paid from operations during the six months ended June 30, 1999.

Note D - Casualty Event

In January 2000, The Lakes Apartments experienced a fire, which resulted in the destruction of twelve apartment units. It is estimated that the property incurred damages of approximately $174,000. As of June 30, 2000, insurance proceeds of approximately $169,000 have been received to cover the estimated damages and are being held in escrow by the mortgage lender until repairs are complete.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The General Partner and its affiliates received reimbursements and fees during the six months ended June 30, 2000 and 1999 as reflected in the following table:

                                                               2000       1999
                                                                (in thousands)

Property management fees (included in operating expenses) $ 296 $ 295 Reimbursement for services of affiliates (included in general and administrative expense and investment
 properties)                                                     114       107
Partnership management fees (included in general
 and administrative expense)                                     208        69

During the six months ended June 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $296,000 and $295,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $114,000 and $107,000 for the six months ended June 30, 2000 and 1999, respectively.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner received approximately $208,000 and $69,000 for the six months ended June 30, 2000 and 1999, respectively, for providing these services.

AIMCO and its affiliates currently own 25,234.65 limited partnership units in the Partnership representing 51.294% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 51.294% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.


          Three Months Ended June 30, 2000             Residential    Other    Totals
                                                               (in thousands)
Rental income                                            $ 2,846      $ --     $ 2,846
Other income                                                 190          3        193
Interest expense                                             559         --        559
Depreciation                                                 617         --        617
General and administrative expense                            --        164        164
Segment profit (loss)                                        548       (161)       387

           Six Months Ended June 30, 2000              Residential    Other    Totals
                                                               (in thousands)
Rental income                                            $ 5,605      $  --    $ 5,605
Other income                                                 335          5        340
Interest expense                                           1,117         --      1,117
Depreciation                                               1,221         --      1,221
General and administrative expense                            --        312        312
Segment profit (loss)                                        976       (307)       669
Total assets                                              20,150        109     20,259
Capital expenditures for investment properties               852         --        852

          Three Months Ended June 30, 1999             Residential    Other    Totals
                                                               (in thousands)
Rental income                                            $ 2,810      $  --    $ 2,810
Other income                                                 156          8        164
Interest expense                                             559         --        559
Depreciation                                                 528         --        528
General and administrative expense                            --        175        175
Segment profit (loss)                                        707       (167)       540

           Six Months Ended June 30, 1999             Residential    Other     Totals
                                                               (in thousands)
Rental income                                           $ 5,514      $  --    $ 5,514
Other income                                                288         15        303
Interest expense                                          1,117         --      1,117
Depreciation                                              1,051         --      1,051
General and administrative expense                           --        249        249
Segment profit (loss)                                     1,095       (234)       861
Total assets                                             21,569         64     21,633
Capital expenditures for investment properties              522         --        522

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                   Average Occupancy

Property                                            2000        1999

Breckinridge Square                                  94%        95%
  Louisville, Kentucky
Churchill Park                                       97%        97%
  Louisville, Kentucky
The Lakes                                            86%        92%
  Raleigh, North Carolina
Doral Springs (formerly Tahoe Springs)               96%        94%
  Miami, Florida

The General Partner attributes the decrease in occupancy at The Lakes Apartments due to the fire at the property which occurred in January 2000 as discussed below.

Results of Operations

The  Partnership's  net income for the three and six months  ended June 30, 2000 was approximately $387,000 and $669,000 as compared to approximately $540,000 and $861,000 for the three and six months ended June 30, 1999. The decrease in net income for the three and six months ended June 30, 2000 is due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased due to an increase in rental and other income. The increase in rental income is primarily attributed to an increase in average rental rates at all four of the Partnership's properties and an increase in occupancy at Doral Springs, which more than offset the decrease in occupancy at The Lakes and Breckinridge Square. Other income increased due to telephone rebates at all four properties and a cable rebate at Doral Springs plus an increase in interest income due to higher cash balances being held in interest bearing accounts.

Total expenses increased for the three and six months ended June 30, 2000 primarily due to an increase in depreciation and, to a lesser extent, operating and property tax expenses. The increase in depreciation expense resulted from an increase in capital improvements performed at all of the investment properties during the past twelve months to improve the overall appearance and quality of the properties. The increase in operating expenses is primarily due to an increase in utilities, salaries, and related employee benefits. The increase in property tax expense is primarily due to increased tax billings due to an increase in the assessed value of the properties by the taxing authorities for Doral Springs Apartments and Churchill Park Apartments.

In addition, general and administrative expenses increased for the six months ended June 30, 2000 primarily due to Partnership Management fees paid as a result of the distributions from operations made during the six months ended June 30, 2000, as required by the Partnership Agreement. Included in general and administrative expense at both June 30, 2000 and 1999 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $657,000 compared to approximately $1,490,000 at June 30, 1999. The decrease in cash and cash equivalents of approximately $1,331,000 for the six months ended June 30, 2000, from the Partnership's calendar year end of December 31, 1999, is due to approximately $2,333,000 of cash used in financing activities and approximately $757,000 of cash used in investing activities, which was partially offset by approximately $1,759,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements which were slightly offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of partner distributions. The Partnership invests its working capital reserves in money market accounts.

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

Breckinridge   Square   Apartments:   For  2000  the  Partnership  has  budgeted
approximately $282,000 for capital improvements, consisting primarily of plumbing upgrades, floor covering and appliance replacements, water heaters, recreation facilities, and air conditioning upgrades. The Partnership completed approximately $169,000 in budgeted capital expenditures at Breckinridge Square Apartments as of June 30, 2000, consisting primarily of air conditioning upgrades, water heater replacements, plumbing upgrades and appliance and floor covering replacements. These improvements were funded primarily from operations.

Churchill Park Apartments: For 2000 the Partnership has budgeted approximately $325,000 for capital improvements, consisting primarily of plumbing upgrades, appliances, and floor covering replacements. The Partnership completed approximately $143,000 in budgeted capital expenditures at Churchill Park Apartments as of June 30, 2000, consisting primarily of plumbing upgrades and appliance and floor covering replacements. These improvements were funded primarily from replacement reserves.

The Lakes Apartments: For 2000 the Partnership has budgeted approximately $207,000 for capital improvements, consisting primarily of floor covering, appliance, and HVAC replacements. The Partnership completed approximately $325,000 in capital expenditures at The Lakes Apartments as of June 30, 2000, consisting primarily of floor covering, structural improvements, and appliance replacements. These improvements were funded primarily from operations. Of the $325,000 spent as of June 30, 2000, $153,000 is construction in progress due to the fire in January 2000, which damaged 12 units. It is estimated that the property incurred damages of approximately $174,000. As of June 30, 2000, insurance proceeds of approximately $169,000 have been received to cover the estimated damages and are being held in escrow by the mortgage lender until repairs are complete.

Doral Springs Apartments: For 2000 the Partnership has budgeted approximately $341,000 for capital improvements, consisting primarily of fencing and equipment enhancements, swimming pool upgrades, floor covering and appliance replacements and elevator improvements. The Partnership completed approximately $215,000 in budgeted capital expenditures at Doral Springs Apartments as of June 30, 2000, consisting primarily of carpet and tile replacements, interior decorating enhancements, floor covering replacement and other building improvements. These improvements were funded primarily from operations.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $30,690,000 requires monthly interest only payments. These notes require balloon payments on November 1, 2003, and December 1, 2005. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Cash distributions of approximately $2,333,000 (approximately $2,310,000 of which was paid to the limited partners, $46.96 per limited partnership unit) were paid from operations during the six months ended June 30, 2000. A cash distribution of approximately $776,000 ($768,000 of which was paid to the limited partners, $15.61 per limited partnership unit) was paid from operations during the six months ended June 30, 1999. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners during the remainder of 2000 or subsequent periods.


                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.


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

                                 Date:   August  , 2000