Form 10QSB
period 2000-09-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 2000-11-08
CIK 201529

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                        CONSOLIDATED CAPITAL GROWTH FUND

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                               September 30, 2000

Assets

   Cash and cash equivalents                                                 $   968
   Receivables and deposits                                                      979
   Restricted escrows                                                            184
   Other assets                                                                  499
   Investment properties:
      Land                                                    $  4,610
      Buildings and related personal property                   41,719
                                                                46,329

      Less accumulated depreciation                            (28,622)       17,707
                                                                             $20,337

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                          $   100
   Tenant security deposit liabilities                                           230
   Accrued property taxes                                                        612
   Other liabilities                                                             383
   Due to affiliates                                                              98
   Mortgage notes payable                                                     30,690

Partners' Deficit

   General partner                                             $ (4,796)
   Limited partners (49,196 units issued and
      outstanding)                                               (6,980)     (11,776)
                                                                            $ 20,337

                   See Accompanying Notes to Financial Statements


b)

                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                 Three Months Ended      Nine Months Ended
                                                    September 30,          September 30,
                                                   2000        1999        2000       1999
Revenues:
   Rental income                                 $ 2,803     $ 2,777    $ 8,408     $ 8,291
   Other income                                      184         152        524         455
       Total revenues                              2,987       2,929      8,932       8,746

Expenses:
  Operating                                        1,222       1,076      3,496       3,310
  General and administrative                         203         139        515         388
  Depreciation                                       596         561      1,817       1,612
  Interest                                           558         558      1,675       1,675
   Property taxes                                    246         152        598         457
       Total expenses                              2,825       2,486      8,101       7,442
Net income                                       $   162     $   443    $   831     $ 1,304
Net income allocated to general
  partner (1%)                                   $     1     $     4    $     8     $    13
Net income allocated to limited
   partners (99%)                                    161         439        823       1,291
                                                 $   162     $   443    $   831     $ 1,304
Net income per limited partnership unit          $  3.27     $  8.92    $ 16.73     $ 26.24
Distribution per limited partnership unit        $  3.88     $ 13.86    $ 50.84     $ 29.47

                   See Accompanying Notes to Financial Statements


c)

                        CONSOLIDATED CAPITAL GROWTH FUND

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         49,196       $      1     $49,196    $ 49,197

Partners' deficit at
   December 31, 1999                   49,196       $ (4,779)    $(5,302)   $(10,081)

Distribution to partners                   --            (25)     (2,501)     (2,526)

Net income for the nine months
   ended September 30, 2000                --              8         823         831

Partners' deficit at
   September 30, 2000                  49,196       $ (4,796)    $ (6,980)  $(11,776)


                   See Accompanying Notes to Financial Statements


d)
                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                     $  831       $1,304
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                   1,817        1,612
   Amortization of loan costs                                        58           58
   Bad debt                                                         132           86
  Change in accounts:
      Receivables and deposits                                     (672)        (184)
      Other assets                                                  (47)         (76)
      Accounts payable                                             (167)         (55)
      Tenant security deposit liabilities                           (11)         (45)
      Accrued property taxes                                        589          297
      Other liabilities                                             (51)         (16)
      Due to affiliates                                              98           --
       Net cash provided by operating activities                  2,577        2,981

Cash flows from investing activities:

  Property improvements and replacements                         (1,246)      (1,106)
  Net withdrawals from restricted escrows                           175          136
       Net cash used in investing activities                     (1,071)        (970)

Cash flows used in financing activities:

  Distributions to partners                                      (2,526)      (1,465)

Net (decrease) increase in cash and cash equivalents             (1,020)         546
Cash and cash equivalents at beginning of period                  1,988          968
Cash and cash equivalents at end of period                      $   968      $ 1,514

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $ 1,617      $ 1,617

                   See Accompanying Notes to Financial Statements


e)

                        CONSOLIDATED CAPITAL GROWTH FUND

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Distributions

Cash distributions of approximately $2,526,000 (approximately $2,501,000 of which was paid to the limited partners, $50.84 per limited partnership unit) were paid from operations during the nine months ended September 30, 2000. Cash distribution of approximately $1,465,000 (approximately $1,450,000 of which was paid to the limited partners, $29.47 per limited partnership unit) were paid from operations during the nine months ended September 30, 1999. Subsequent to September 30, 2000, the Partnership declared and paid a distribution from operations of approximately $346,000 ($343,000 paid to limited partners or $6.97 per limited partnership unit).

Note D - Casualty Event

In January 2000, The Lakes Apartments experienced a fire, which resulted in the destruction of twelve apartment units. It is estimated that the property incurred damages of approximately $247,000. As of September 30, 2000, insurance proceeds of approximately $169,000 have been received to cover the estimated damages and are being held in escrow by the mortgage lender until repairs are complete.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The General Partner and its affiliates received reimbursements and fees during the nine months ended September 30, 2000 and 1999 as reflected in the following table:

                                                               2000       1999
                                                                (in thousands)

Property management fees (included in operating expenses) $ 429 $ 446 Reimbursement for services of affiliates (included in general and administrative expense and investment
 properties)                                                     276       173
Partnership management fees (included in general
 and administrative expense)                                     225       131
Due to affiliates (included in other liabilities)                 98        --

During the nine months ended September 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $429,000 and $446,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $276,000 and $173,000 for the nine months ended September 30, 2000 and 1999, respectively. Approximately $98,000 of which was accrued at September 30, 2000

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner received approximately $225,000 and $131,000 for the nine months ended September 30, 2000 and 1999, respectively, for providing these services.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 26,127.75 limited partnership units in the Partnership representing 53.11% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.11% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.


        Three Months Ended September 30, 2000          Residential    Other    Totals
                                                               (in thousands)
Rental income                                            $ 2,803      $ --     $ 2,803
Other income                                                 181          3        184
Interest expense                                             558         --        558
Depreciation                                                 596         --        596
General and administrative expense                            --        203        203
Segment profit (loss)                                        362       (200)       162


        Nine Months Ended September 30, 2000           Residential    Other    Totals
                                                               (in thousands)
Rental income                                            $ 8,408      $ --     $ 8,408
Other income                                                 516          8        524
Interest expense                                           1,675         --      1,675
Depreciation                                               1,817         --      1,817
General and administrative expense                            --        515        515
Segment profit (loss)                                      1,338       (507)       831
Total assets                                              20,282         55     20,337
Capital expenditures for investment properties             1,246         --      1,246


        Three Months Ended September 30, 1999          Residential    Other    Totals
                                                               (in thousands)
Rental income                                            $ 2,777      $  --    $ 2,777
Other income                                                 151          1        152
Interest expense                                             558         --        558
Depreciation                                                 561         --        561
General and administrative expense                            --        139        139
Segment profit (loss)                                        581       (138)       443


        Nine Months Ended September 30, 1999          Residential    Other     Totals
                                                               (in thousands)
Rental income                                           $ 8,291      $  --    $ 8,291
Other income                                                439         16        455
Interest expense                                          1,675         --      1,675
Depreciation                                              1,612         --      1,612
General and administrative expense                           --        388        388
Segment profit (loss)                                     1,676       (372)     1,304
Total assets                                             21,079        330     21,409
Capital expenditures for investment properties            1,106         --      1,106

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                   Average Occupancy

Property                                            2000        1999

Breckinridge Square                                  94%        95%
  Louisville, Kentucky
Churchill Park                                       95%        97%
  Louisville, Kentucky
The Lakes                                            86%        92%
  Raleigh, North Carolina
Doral Springs (formerly Tahoe Springs)               97%        95%
  Miami, Florida

The General Partner attributes the decrease in occupancy at The Lakes Apartments due to the fire at the property which occurred in January 2000 as discussed below.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2000 was approximately $162,000 and $831,000 as compared to approximately $443,000 and $1,304,000 for the three and nine months ended September 30, 1999. The decrease in net income for the three and nine months ended September 30, 2000 is due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased due to an increase in rental and other income. The increase in rental income is primarily attributed to an increase in average rental rates at all four of the Partnership's properties and an increase in occupancy at Doral Springs, which more than offset the decrease in occupancy at The Lakes, Churchill Park and Breckinridge Square. Other income increased due to telephone rebates at all four properties and a cable rebate at Doral Springs plus an increase in interest income due to higher cash balances being held in interest bearing accounts.

Total expenses increased for the three and nine months ended September 30, 2000 primarily due to an increase in depreciation, operating, general and administrative and property tax expenses. The increase in depreciation expense resulted from an increase in capital improvements performed at all of the investment properties during the past twelve months to improve the overall appearance and quality of the properties. The increase in operating expenses is primarily due to an increase in property, salaries, and related employee benefits. The increase in property tax expense is primarily due to increased tax billings due to an increase in the assessed value of the properties by the taxing authorities for all four properties.

General and administrative expenses increased for the nine months ended September 30, 2000 due to an increase in partnership management fees paid as a result of the distributions from operations made during the nine months ended September 30, 2000, as required by the Partnership Agreement in addition to an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $968,000 compared to approximately $1,514,000 at September 30, 1999. The decrease in cash and cash equivalents of approximately $1,020,000 for the nine months ended September 30, 2000, from the Partnership's calendar year end of December 31, 1999, is due to approximately $2,526,000 of cash used in financing activities and approximately $1,071,000 of cash used in investing activities, which was partially offset by approximately $2,577,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements which were slightly offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of partner distributions. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Breckinridge   Square   Apartments:   For  2000  the  Partnership  has  budgeted
approximately $282,000 for capital improvements, consisting primarily of plumbing upgrades, floor covering and appliance replacements, water heaters, recreation facilities, and air conditioning upgrades. The Partnership completed approximately $225,000 in budgeted capital expenditures at Breckinridge Square Apartments as of September 30, 2000, consisting primarily of air conditioning upgrades, water heater replacements, plumbing upgrades and appliance and floor covering replacements. These improvements were funded primarily from operations.

Churchill Park Apartments: For 2000 the Partnership has budgeted approximately $325,000 for capital improvements, consisting primarily of plumbing upgrades, appliances, and floor covering replacements. The Partnership completed approximately $222,000 in budgeted capital expenditures at Churchill Park Apartments as of September 30, 2000, consisting primarily of plumbing upgrades and appliance and floor covering replacements. These improvements were funded from operations and replacement reserves.

The Lakes Apartments: For 2000 the Partnership has budgeted approximately $348,000 for capital improvements, consisting primarily of floor covering, appliance, and HVAC replacements. The Partnership completed approximately $534,000 in capital expenditures at The Lakes Apartments as of September 30, 2000, consisting primarily of floor covering, structural improvements, and appliance replacements. These improvements were funded primarily from operations. Of the $534,000 spent as of September 30, 2000, $245,000 is construction in progress due to the fire in January 2000, which damaged 12 units. It is estimated that the property incurred damages of approximately $247,000. As of September 30, 2000, insurance proceeds of approximately $169,000 have been received to cover the estimated damages and are being held in escrow by the mortgage lender until repairs are complete.

Doral Springs Apartments: For 2000 the Partnership has budgeted approximately $398,000 for capital improvements, consisting primarily of fencing and equipment enhancements, swimming pool upgrades, floor covering and appliance replacements and elevator improvements. The Partnership completed approximately $265,000 in budgeted capital expenditures at Doral Springs Apartments as of September 30, 2000, consisting primarily of carpet and tile replacements, interior decorating enhancements, and other building improvements. These improvements were funded primarily from operations.

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

Cash distributions of approximately $2,526,000 (approximately $2,501,000 of which was paid to the limited partners, $50.84 per limited partnership unit) were paid from operations during the nine months ended September 30, 2000. A cash distribution of approximately $1,465,000 ($1,450,000 of which was paid to the limited partners, $29.47 per limited partnership unit) was paid from operations during the nine months ended September 30, 1999. Subsequent to September 30, 2000, the Partnership declared and paid a distribution from operations of approximately $346,000 ($343,000 paid to limited partners or $6.97 per limited partnership unit). The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners during the remainder of 2000 or subsequent periods.


                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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

                              Date:      November 8, 2000