Form 10KSB
period 2000-12-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 2001-04-02
CIK 201529

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year.  $11,949,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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


                                     Date of
Property                             Purchase        Type of Ownership         Use

Breckinridge Square Apartments        10/78     Fee ownership, subject to   Apartment
  Louisville, Kentucky                          first mortgage              294 units

Churchill Park Apartments             05/90     Fee ownership, subject to   Apartment
  Louisville, Kentucky                          first mortgage              384 units

The Lakes Apartments                  05/88     Fee ownership, subject to   Apartment
  Raleigh, North Carolina                       first mortgage              600 units

 Doral Springs Apartments             11/87     Fee ownership, subject to   Apartment
  Miami, Florida                                first mortgage              368 units

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                             Gross
                           Carrying    Accumulated                         Federal
Property                     Value    Depreciation     Rate    Method     Tax Basis
                               (in thousands)                           (in thousands)

Breckinridge Square
  Apartments               $ 8,964       $ 6,862     5-22 yrs    S/L       $ 2,358
Churchill Park
  Apartments                 9,203         5,234     5-20 yrs    S/L         4,260
The Lakes Apartments        15,896         9,827     5-19 yrs    S/L         8,453
Doral Springs
   Apartments               12,809         7,218     5-20 yrs    S/L         7,844

     Total                 $46,872       $29,141                           $22,915

See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                           Principal                                        Principal
                          Balance At                                         Balance
                         December 31,    Interest    Period    Maturity      Due At
       Property              2000          Rate     Amortized    Date     Maturity (2)
                        (in thousands)                                   (in thousands)

Breckinridge Square
 Apartments
  1st mortgage              $ 6,000        6.95%       (1)      12/1/05      $ 6,000

Churchill Park
 Apartments
  1st mortgage                6,450        6.95%       (1)      12/1/05        6,450

The Lakes Apartments
  1st mortgage               12,240        6.95%       (1)      12/1/05       12,240

Doral Springs
  Apartments
  1st mortgage                6,000        7.33%       (1)      11/1/03        6,000

      Total                 $30,690                                          $30,690

(1)   Interest only payments

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

Rental Rates and Occupancy:

The following table sets forth the average annual rental rates and occupancy for 2000 and 1999 for each property.


                                              Average Annual         Average Annual
                                               Rental Rates            Occupancy
                                                (per unit)
 Property                                    2000          1999      2000     1999

 Breckinridge Square Apartments             $7,906        $7,663      93%     95%

 Churchill Park Apartments                   7,263         7,034      92%     96%

 The Lakes Apartments                        7,403         7,292      86%     92%

 Doral Springs Apartments                    8,324         8,046      97%     95%

The General Partner attributes the decrease in occupancy at Churchill Apartments to several new apartment communities in the area and the first time home purchases of many residents. The General Partner attributes the decrease in occupancy at The Lakes Apartments to the fire that occurred in January 2000 which destroyed 12 units and to increased competition in the area.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. The properties are apartment complexes which lease units for lease terms of one year or less. As of December 31, 2000, no tenant leases 10% or more of the available rental space. All of the properties are in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 2000 for each property were:

                                                 2000            2000
                                                Billing          Rate
                                            (in thousands)

Breckinridge Square Apartments                   $106            1.11%
Churchill Park Apartments                          99            0.88%
The Lakes Apartments                              236            0.99%
Doral Springs Apartments                          303            2.14%

Capital Improvements:

Breckinridge Square Apartments: The Partnership completed approximately $361,000 in capital expenditures at Breckinridge Square Apartments during the year ending December 31, 2000, consisting primarily of plumbing upgrades, floor covering and appliance replacements, recreation facilities, and air conditioning upgrades. These improvements were funded primarily from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $80,850. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Churchill Park Apartments: The Partnership completed approximately $285,000 in capital expenditures at Churchill Park Apartments during the year December 31, 2000, consisting primarily of plumbing upgrades, air conditioning upgrades, appliance and floor covering replacements and structural improvements. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $105,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lakes Apartments: The Partnership completed approximately $783,000 in capital expenditures at The Lakes Apartments during the year ending December 31, 2000, consisting primarily of floor covering, HVAC replacements, building repairs, structural improvements, and appliance replacements. These improvements were funded primarily from replacement reserves, insurance proceeds and operations. Of the $783,000, $245,000 is related to the fire that occurred in January 2000, which damaged 12 units. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $165,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Doral Springs Apartments: The Partnership completed approximately $407,000 in capital expenditures at Doral Springs Apartments during the year ending December 31, 2000, consisting primarily of carpet and tile replacements, appliances, air conditioning replacements and parking lot upgrades. These improvements were funded primarily from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $101,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

The Partnership is a party to certain legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business and none of which are expected to have a material adverse effect on the financial condition or results of operations of the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 49,196 limited partnership units aggregating $49,196,000. The Partnership currently has 2,191 holders of record owning an aggregate of 49,196 Units. Affiliates of the General Partner owned 29,929.75 units or approximately 60.84% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000, as well as for subsequent to December 31, 2000.

                                                Distributions
                                                            Per Limited
                                        Aggregate        Partnership Unit

       01/01/99 - 12/31/99           $ 1,491,000 (1)          $30.00

       01/01/00 - 12/31/00             2,872,000 (2)           57.81

      Subsequent to 12/31/00             632,000 (3)           11.68

(1) Distributions were made from operations ($1,476,000 to the limited partners or $30.00 per limited partnership unit), and includes $26,000 in withholding taxes paid by the Partnership on behalf of the Partners.

(2) Distributions were made from operations ($2,844,000 to the limited partners or $57.81 per limited partnership unit), and also includes $19,000 in withholding taxes paid by the Partnership on behalf of the partners.

(3) Distribution was declared and paid from operations ($574,000 to the limited partners or $11.68 per limited partnership unit).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 29,929.75 limited partnership units in the Partnership representing 60.84% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on January 31, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $385.00 per Unit (which price was higher than that being offered in a competing offer by a third party). Pursuant to this offer, AIMCO acquired an additional 774 units resulting in its total ownership being increased to 30,703.75 units or 62.41% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.41% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Results of Operations

The Partnership's net income for the year ended December 31, 2000 was approximately $1,208,000 as compared to approximately $1,784,000 for the year ended December 31, 1999. The decrease in net income is due to an increase in total expenses, which was partially offset by an increase in total revenues. The increase in total revenues is primarily attributable to the recognition of a net casualty gain of approximately $183,000 at the Lakes Apartments (see "Liquidity and Capital Resources") and to a lesser extent, to an increase in rental income and other income.

The increase in rental income is primarily due to an increase in average rental rates at all four of the Partnership's properties and an increase in occupancy at Doral Springs, which more than offset the decrease in occupancy at The Lakes, Churchill Park, and Breckinridge Square. Other income increased due to telephone rebates at all four properties and a cable rebate at Doral Springs plus an increase in interest income due to higher cash balances being held in interest bearing accounts.

Total expenses increased primarily due to an increase in depreciation, operating, general and administrative and property tax expenses. The increase in depreciation expense resulted from capital improvements performed at all of the investment properties during 1999 and 2000 to improve the overall appearance and quality of the properties. The increase in operating expenses is primarily due to an increase in utilities, salaries, and related employee benefits at The Lakes Apartments and Breckenridge Square and an increase in expenses relating to interior decoration at The Lakes. The increase in property tax expense is primarily due to an increase in the assessed value of The Lakes and Breckenridge Square.

General and administrative expenses increased due to an increase in Partnership Management fees paid as a result of the distributions from operations made during 2000, as required by the Partnership Agreement in addition to an increase in the cost of services included in the management reimbursement to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $1,340,000 compared to approximately $1,988,000 at December 31, 1999. The decrease in cash and cash equivalents of approximately $648,000 is primarily due to approximately $1,536,000 of cash used in investing activities and approximately $2,872,000 of cash used in financing activities which was partially offset by approximately $3,760,000 of cash provided by operating activities. Cash used in financing activities consisted of partner distributions. Cash used in investing activities consisted primarily of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender which was partially offset by insurance proceeds received as a result of fire damage at The Lakes Apartments. The Partnership invests its working capital reserves in money market accounts.

During the year ended December 31, 2000, a net casualty gain of approximately $183,000 was recorded at The Lakes Apartments. The casualty gain related to a fire that destroyed 12 apartment units in January 2000. The gain was the result of insurance proceeds of approximately $242,000 and the write-off of the net book value of the destroyed assets totaling $59,000 which were replaced in 2000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $452,650. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

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

During the year ended December 31, 2000, cash distributions of approximately $2,872,000 ($2,844,000 of which was paid to the limited partners or $57.81 per limited partnership unit) were paid from operations. During the year ended December 31, 1999, the Partnership distributed approximately $1,491,000 ($1,476,000 to the limited partners or $30.00 per limited partnership unit) from operations. Payments were made by the Partnership of $19,000 and $26,000 in 2000 and 1999, respectively, to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment properties located in these states. These payments were treated as distributions to the partners and are included in the distribution amounts above. Subsequent to December 31, 2000, the Partnership declared and paid a distribution from operations of approximately $632,000 ($574,000 of which was paid to the limited partners or $11.68 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 29,929.75 limited partnership units in the Partnership representing 60.84% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on January 31, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $385.00 per Unit (which price was higher than that being offered in a competing offer by a third party). Pursuant to this offer, AIMCO acquired an additional 774 units resulting in its total ownership being increased to 30,703.75 units or 62.41% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.41% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 7.  Financial Statements



CONSOLIDATED CAPITAL GROWTH FUND

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2000

      Statements of Operations - Years ended December 31, 2000 and 1999

      Statements of Changes in Partners' Deficit - Years ended December 31, 2000 and 1999

      Statements of Cash Flows - Years ended December 31, 2000 and 1999

      Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Growth Fund


We have audited the accompanying balance sheet of Consolidated Capital Growth Fund as of December 31, 2000, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Growth Fund at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                         /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 13, 2001

                        CONSOLIDATED CAPITAL GROWTH FUND

                                  BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2000


Assets
   Cash and cash equivalents                                              $  1,340
   Receivables and deposits                                                    297
   Restricted escrows                                                          384
   Other assets                                                                440
   Investment properties (Notes C and E):
      Land                                                   $  4,610
      Buildings and related personal property                  42,262
                                                               46,872
      Less accumulated depreciation                           (29,141)      17,731
                                                                          $ 20,192

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $    405
   Tenant security deposit liabilities                                         241
   Accrued property taxes                                                       41
   Other liabilities                                                           560
   Mortgage notes payable (Note C)                                          30,690

Partners' Deficit
   General partner                                         $   (4,795)
   Limited partners (49,196 units issued and
      outstanding)                                             (6,950)     (11,745)
                                                                          $ 20,192

                See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)


                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
   Rental income                                             $11,085     $11,066
   Other income                                                  681         647
   Casualty gain (Note G)                                        183          --
      Total revenues                                          11,949      11,713

Expenses:
   Operating                                                   4,695       4,294
   General and administrative                                    668         536
   Depreciation                                                2,369       2,227
   Interest                                                    2,234       2,234
   Property taxes                                                775         638

      Total expenses                                          10,741       9,929

Net income (Note F)                                          $ 1,208     $ 1,784

Net income allocated to general partner (1%)                 $    12     $    18

Net income allocated to limited partners (99%)                 1,196       1,766

                                                             $ 1,208     $ 1,784

Net income per limited partnership unit                      $ 24.31     $ 35.90

Distributions per limited partnership unit                   $ 57.81     $ 30.00

                See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions           49,196      $      1    $ 49,196   $ 49,197

Partners' deficit
   at December 31, 1998                  49,196      $ (4,782)   $ (5,592)  $(10,374)

Distribution to partners                     --           (15)     (1,476)    (1,491)

Net income for the year ended
   December 31, 1999                         --            18       1,766      1,784

Partners' deficit at
   December 31, 1999                     49,196        (4,779)     (5,302)   (10,081)

Distribution to partners                     --           (28)     (2,844)    (2,872)

Net income for the year
   ended December 31, 2000                   --            12       1,196      1,208

Partners' deficit
   at December 31, 2000                  49,196      $ (4,795)   $ (6,950)  $(11,745)

                See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                               Years Ended December 31,
                                                                  2000          1999

Cash flows from operating activities:
   Net income                                                   $ 1,208       $ 1,784
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                                2,369         2,227
      Amortization of loan costs                                     78            78
      Casualty gain                                                (183)          (29)
      Bad debt                                                      182           123
      Changes in assets and liabilities:
        Receivables and deposits                                    (85)          131
        Other assets                                                 (8)          (47)
        Accounts payable                                             55           103
        Tenant security deposit liabilities                          --           (70)
        Accrued property taxes                                       18          (152)
        Other liabilities                                           126            11

            Net cash provided by operating activities             3,760         4,159

Cash flows used in investing activities:
   Property improvements and replacements                        (1,753)       (1,982)
   (Net deposits to) withdrawals from restricted
     escrows                                                        (25)          286
   Insurance proceeds received                                      242            48
            Net cash used in investing activities                (1,536)       (1,648)

Cash flows used in financing activities:
   Distributions to partners                                     (2,872)       (1,491)

            Net cash used in financing activities                (2,872)       (1,491)

Net (decrease) increase in cash and cash equivalents               (648)        1,020

Cash and cash equivalents at beginning of period                  1,988           968

Cash and cash equivalents at end of period                      $ 1,340       $ 1,988


Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $ 2,156       $ 2,156
Supplemental disclosure of non-cash flow information:
   Property improvements and replacements included in
     accounts payable                                           $    83       $    --

                See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000

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

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $1,248,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: At the time of the December 15, 1995, refinancing, approximately $357,000 of the proceeds were designated for a "replacement reserve fund" for certain capital replacements (as defined in the Replacement Reserve Agreement) at Breckinridge Square Apartments, Churchill Park Apartments, and The Lakes Apartments. At December 31, 2000, the balance was approximately $384,000.

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

Loan Costs: Loan costs of approximately $695,000, less accumulated amortization of approximately $370,000 are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Partners' Capital (Deficit): The Limited Partnership Agreement ("Agreement") provides that net income and net losses from operations for both financial and tax reporting purposes shall be allocated 99% to the Limited Partners and 1% to the General Partner. Net income per limited partnership unit for both 2000 and 1999 was computed as 99% of net income divided by 49,196 units outstanding.

All distributions other than Surplus Funds distributions (as defined in the Agreement) are allocated 99% to the Limited Partners and 1% to the General Partner. Distributions of Surplus Funds were allocated 100% to the Limited
Partners until 1986 when the Limited Partners had received a return of their capital contributions plus a 10% cumulative return. Pursuant to the provisions of the Agreement, the General Partner has been entitled to 14% of Surplus Fund distributions since 1986. However, in connection with a settlement agreement between CEI and two affiliated partnerships, a portion of the General Partner's interest in the Partnership was assigned to the two affiliated partnerships. The two affiliated partnerships received distributions of approximately $23,000 and $12,000 from the Partnership during 2000 and 1999, respectively.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000, as well as subsequent to December 31, 2000.

                                                Distributions
                                                            Per Limited
                                        Aggregate        Partnership Unit

       01/01/99 - 12/31/99           $ 1,491,000 (1)          $30.00

       01/01/00 - 12/31/00             2,872,000 (2)           57.81

      Subsequent to 12/31/00             632,000 (3)           11.68

(1) Distributions were made from operations ($1,476,000 to the limited partners or $30.00 per limited partnership unit), and includes $26,000 in withholding taxes paid by the Partnership on behalf of the Partners.

(2) Distributions were made from operations ($2,844,000 to the limited partners or $57.81 per limited partnership unit), and also includes $19,000 in withholding taxes paid by the Partnership on behalf of the partners.

(3) Distribution was declared and paid from operations ($574,000 to the limited partners or $11.68 per limited partnership unit).

Investment Properties: Investment properties consist of four apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2000 and 1999.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $219,000 and $181,000 for the years ended December 31, 2000 and 1999, respectively, were charged to operating expense as incurred.

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

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                              Principal     Monthly                          Principal
                              Balance At    Payment     Stated                Balance
                             December 31,  Including   Interest  Maturity     Due At
         Property                2000       Interest     Rate      Date      Maturity
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

Doral Springs Apartments
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

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)

   Property management fees (included in
     operating expense)                                      $ 577      $ 598

   Reimbursement for services of affiliates (included in
     investment properties, operating expense and
     general and administrative expense)                       410        229

   Partnership management fees (included in general and
     administrative expense)                                   256        131

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $577,000 and $598,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $410,000 and $229,000 for the years ended December 31, 2000 and 1999, respectively.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. During the years ended December 31, 2000 and 1999, the General Partner received $256,000 and $131,000, respectively, for providing these services.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 29,929.75 limited partnership units in the Partnership representing 60.84% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on January 31, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $385.00 per Unit (which price was higher than that being offered in a competing offer by a third party). Pursuant to this offer, AIMCO acquired an additional 774 units resulting in its total ownership being increased to 30,703.75 units or 62.41% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.41% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note E - Investment Properties and Accumulated Depreciation



                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)

                                                             Buildings           Cost
                                                            and Related      Capitalized
                                                              Personal      Subsequent to
        Description            Encumbrances       Land        Property       Acquisition
                              (in thousands)                                (in thousands)

Breckinridge Square
 Apartments
  Louisville, Kentucky          $ 6,000         $   641       $ 4,720          $ 3,603
Churchill Park Apartments
  Louisville, Kentucky            6,450             566         6,510            2,127
The Lakes Apartments
  Raleigh, North Carolina        12,240             946         9,605            5,345
Doral Springs Apartments
  Miami, Florida                  6,000           2,848         8,492            1,469

Totals                          $30,690         $ 5,001       $29,327          $12,544

                          Gross Amount At Which Carried
                              At December 31, 2000
                                 (in thousands)


                              Buildings And
                                 Related
                                 Personal         Accumulated       Date of       Date   Depreciable
     Description         Land    Property  Total  Depreciation   Construction  Acquired   Life-Years
                                                 (in thousands)
Breckinridge Square
 Apartments
  Louisville, Kentucky $  641     $ 8,323 $ 8,964   $ 6,862           1971      10/78      5-22

ChurchillPark
Apartments
  Louisville, Kentucky    566       8,637   9,203     5,234           1970      05/90      5-20

The Lakes Apartments
  Raleigh,       North    946      14,950  15,896     9,827           1973      05/88      5-19
Carolina

Doral Springs
Apartments
  Miami, Florida        2,457      10,352  12,809     7,218        1972 - 1975  11/87      5-20

  Totals               $4,610     $42,262 $46,872   $29,141

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                           Years Ended December 31,
                                             2000             1999
                                                (in thousands)
Real Estate
Balance at beginning of year               $45,203          $43,307
Property improvements                        1,836            1,982
Disposals of property                         (167)             (86)
Balance at end of Year                     $46,872          $45,203

Accumulated Depreciation
Balance at beginning of year               $26,880          $24,705
Additions charged to expense                 2,369            2,227
Disposals of property                         (108)             (52)
Balance at end of year                     $29,141          $26,880

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $44,185,000 and $42,596,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $21,270,000 and $19,194,000, respectively.

Note F - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          2000          1999

Net income as reported                  $1,208        $1,784
Add (deduct):
     Fixed asset write-offs and
      casualty gain                       (209)          (29)
     Depreciation differences              292           418
     Prepaid rent                           32           (41)
     Other                                  29            19

Federal taxable income                  $1,352        $2,151

Federal taxable income per
     limited partnership unit           $27.21        $43.28

The tax basis of the Partnership's assets and liabilities is approximately $11,102,000 greater than the assets and liabilities as reported in the financial statements.

Note G - Casualty Gain

During the year ended December 31, 2000, a net casualty gain of approximately $183,000 was recorded at The Lakes Apartments. The casualty gain related to a fire that destroyed 12 apartment units in January 2000. The gain was the result of insurance proceeds of approximately $242,000 and the write-off of the net book value of the destroyed assets totaling $59,000 which were replaced in 2000.

Note H - Legal Proceedings

The Partnership is a party to certain legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business and none of which are expected to have a material adverse effect on the financial condition or results of operations of the Partnership.

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of $48,000 and non-audit services (principally tax-related) of $24,000.

Item 10. Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

Entity                                  Number of Units      Percentage

AIMCO Properties, LP
 (an affiliate of AIMCO)                    7,929.10           16.12%
Madison River Properties LLC
 (an affiliate of AIMCO)                    2,690.00            5.47%
Insignia Properties LP
 (an affiliate of AIMCO)                   19,310.65           39.25%

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

(c)  Change in Control

      Beneficial Owners of CEI

As of December 31, 2000, an affiliate of the General Partner was the sole shareholder of its common stock:

                                             Number of         Percent
                                               Units          Of Total
                  Name and Address

           Insignia Properties Trust
           55 Beattie Place
           Greenville, SC 29602               100,000           100%

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)

   Property management fees                                  $ 577      $ 598

   Reimbursement for services of affiliates                    410        229

   Partnership management fees                                 256        131

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $577,000 and $598,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $410,000 and $229,000 for the years ended December 31, 2000 and 1999, respectively.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" to the limited partners (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. During the years ended December 31, 2000 and 1999, the General Partner received $256,000 and $131,000, respectively, for providing these services.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 29,929.75 limited partnership units in the Partnership representing 60.84% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on January 31, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $385.00 per Unit (which price was higher than that being offered in a competing offer by a third party). Pursuant to this offer, AIMCO acquired an additional 774 units resulting in its total ownership being increased to 30,703.75 units or 62.41% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.41% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K filed  during the fourth  quarter of fiscal year
            2000:

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

                                    Date: April 2, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye     Executive Vice President     Date:  April 2, 2001
Patrick J. Foye        and Director



/s/Martha L. Long      Senior Vice President and     Date: April 2, 2001
Martha L. Long         Controller

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

      10.10 Assignment and Assumption Agreement dated September 1, 1991, by and between the Partnership and CCGF Associates, Ltd. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

      10.11 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and Horn-Barlow Companies (the "Horn-Barlow Construction Management Agreement"). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
                  1991).

      10.12 Assignment and Assumption Agreement dated September 1, 1991, by and between the Partnership and CCGF Associates, Ltd. (Horn-Barlow Construction Management Agreement). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

      10.13 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and Metro ConCap, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

      10.14 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and R&B Apartment Management Company, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

      10.15 Investor Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.16 Assignment and Assumption Agreement (Investor Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
                  1990).

      10.17 Letter of Notice dated December 20, 1991, from Partnership Services, Inc. ("PSI") to the Partnership regarding the change in ownership and dissolution of ConCap Services Company whereby PSI assumed the Investor Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

      10.18 Financial Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

                                  EXHIBIT INDEX

      10.19 Assignment and Assumption Agreement (Financial Service Agreement) dated October 23, 1990, by and between CCEC and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.20 Letter of Notice dated December 20, 1991, from PSI to the Partnership regarding the change in ownership and dissolution of ConCap Captial Company whereby PSI assumed the Financial Services Agreement (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

      10.21 Property Management Agreement No. 414 dated May 13, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

      10.22 Assignment and Assumption Agreement (Property Management Agreement No. 414) dated May 13, 1993, by and between
                  Coventry Properties, Inc., R&B Apartment Management Company, Inc., and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

      10.23 Assignment Agreement as to Certain Property Management Services dated May 13, 1993, by and between Coventry
                  Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

      10.24 Property Management Agreement No. 506 dated June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

      10.25 Assignment and Assumption Agreement as to Certain Property Management Services dated November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

      10.27 Assignment and Assumption Agreement as to Certain Property Management Services dated November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

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

                                  EXHIBIT INDEX

      10.30       Multifamily   Note   dated   November   30,   1995   between
                  Consolidated Capital Growth Fund, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc.

      10.31       Multifamily    Note   dated   November   1,   1996   between
                  Consolidated Capital Growth Fund, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc.

      11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to Note A of
                  Item 7 - Financial Statements of this Form 10-K).

      16 Letter, dated August 12, 1992, from Ernst & Young to the Securities and Exchange Commission regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992).