Form 10QSB
period 2001-03-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 2001-05-14
CIK 201529

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

                   For the quarterly period ended March 31, 2001


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
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $   876
   Receivables and deposits                                                      398
   Restricted escrows                                                            332
   Other assets                                                                  589
   Investment properties:
      Land                                                    $  4,610
      Buildings and related personal property                   42,610
                                                                47,220
      Less accumulated depreciation                            (29,672)       17,548
                                                                             $19,743

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   122
   Tenant security deposit liabilities                                           262
   Accrued property taxes                                                        221
   Other liabilities                                                             471
   Mortgage notes payable                                                     30,690

Partners' Deficit
   General partner                                             $ (4,798)
   Limited partners (49,196 units issued and
      outstanding)                                              (7,225)      (12,023)
                                                                            $ 19,743


                   See Accompanying Notes to Financial Statements

b)

                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)




                                                           Three Months Ended
                                                                March 31,
                                                             2001       2000
Revenues:
   Rental income                                            $2,776     $2,759
   Other income                                                172        147
   Casualty gain (Note C)                                       57         --
      Total revenues                                         3,005      2,906

Expenses:
   Operating                                                 1,230      1,139
   General and administrative                                  165        148
   Depreciation                                                570        604
   Interest                                                    558        558
   Property taxes                                              180        175
      Total expenses                                         2,703      2,624

Net income                                                  $  302     $  282

Net income allocated to general partner (1%)                $    3     $    3
Net income allocated to limited partners (99%)                 299        279

                                                            $  302     $  282

Net income per limited partnership unit                     $ 6.08     $ 5.67

Distribution per limited partnership unit                   $11.67     $20.33


                   See Accompanying Notes to Financial Statements

c)

                        CONSOLIDATED CAPITAL GROWTH FUND
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)







                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         49,196          $ 1        $49,196    $49,197

Partners' deficit at
   December 31, 2000                   49,196       $ (4,795)    $(6,950)   $(11,745)

Distribution to partners                   --             (6)       (574)       (580)

Net income for the three months
   ended March 31, 2001                    --              3          299        302

Partners' deficit
   at March 31, 2001                   49,196       $ (4,798)    $ (7,225)  $(12,023)


                   See Accompanying Notes to Financial Statements

d)
                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $  302        $ 282
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     570          604
   Amortization of loan costs                                        19           19
   Casualty gain                                                    (57)          --
   Change in accounts:
      Receivables and deposits                                     (101)         (12)
      Other assets                                                 (168)         (64)
      Accounts payable                                             (200)        (102)
      Tenant security deposit liabilities                            21          (23)
      Accrued property taxes                                        180          180
      Other liabilities                                             (89)         119
       Net cash provided by operating activities                    477        1,003
Cash flows from investing activities:
  Property improvements and replacements                           (489)        (420)
  Net withdrawals from (deposits to) restricted escrows              52          (49)
  Insurance proceeds received                                        76           --
       Net cash used in investing activities                       (361)        (469)
Cash flows used in financing activities:
  Distributions to partners                                         (580)     (1,010)
Net decrease in cash and cash equivalents                           (464)       (476)
Cash and cash equivalents at beginning of period                   1,340       2,069
Cash and cash equivalents at end of period                       $   876     $ 1,593
Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $   539     $   539

Included in property  improvements  and  replacements for the three months ended
March 31, 2001 are approximately $83,000 of improvements which were included in accounts payable at December 31, 2000.



                   See Accompanying Notes to Financial Statements

e)

                        CONSOLIDATED CAPITAL GROWTH FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO").

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note B - Distributions

During the three months ended March 31, 2001, the Partnership declared and paid distributions of approximately $580,000 (approximately $574,000 paid to the limited partners or $11.67 per limited partnership unit) from operations. Cash distributions of approximately $1,010,000 (approximately $1,000,000 paid to the limited partners or $20.33 per limited partnership unit) were paid from operations during the three months ended March 31, 2000. Subsequent to March 31, 2001, the Partnership declared and paid distributions of approximately $517,000 (approximately $512,000 paid to the limited partners or $10.41 per limited partnership unit) from operations.

Note C - Casualty Event

During the three months ended March 31, 2001, a net casualty gain of approximately $57,000 was recorded at Doral Springs Apartments. The casualty gain related to a flood that occurred in October 2000. The gain was a result of insurance proceeds of approximately $76,000 and the write-off of the net book value of the destroyed assets totaling approximately $19,000.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The General Partner and its affiliates received reimbursements and fees during the three months ended March 31, 2001 and 2000 as reflected in the following table:

                                                               2001       2000
                                                                (in thousands)

Property management fees (included in operating expenses) $ 150 $ 147 Reimbursement for services of affiliates (included in operating and general and administrative expense
 and investment properties)                                      106        50
Partnership management fees (included in general
 and administrative expense)                                      52        90

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $150,000 and $147,000 for the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $106,000 and $50,000 for the three months ended March 31, 2001 and 2000, respectively.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. During the three months ended March 31, 2001 and 2000, affiliates of the General Partner received $52,000 and $90,000, respectively, for providing these services.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 30,703.75 limited partnership units (the "Units") in the Partnership representing 62.41% of the outstanding Units at March 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.41% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note E - Legal Proceedings

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
Property                                            2001        2000

Breckinridge Square                                  89%        93%
  Louisville, Kentucky
Churchill Park                                       86%        97%
  Louisville, Kentucky
The Lakes                                            89%        85%
  Raleigh, North Carolina
Doral Springs                                        98%        96%
  Miami, Florida

The General Partner attributes the increase in occupancy at The Lakes Apartments to a fire in January 2000 which rendered 12 units unleaseable. During January 2001, these units were leaseable and occupancy rates returned to what they were before the fire.

The General Partner attributes the decrease in occupancy at Breckenridge Apartments and Churchill Park Apartments to a slower economy in the Louisville area and several new apartment complexes in the area.

Results of Operations

The Partnership's net income for the three months ended March 31, 2001 and 2000 was approximately $302,000 and $282,000, respectively. The increase in net income is due to an increase in total revenues which was partially offset by an increase in total expenses.

Total revenues increased due to increases in rental revenue and other income and due to a casualty at Doral Springs Apartments. Rental income increased due to increased occupancy at Doral Springs and The Lakes and due to an increase in average annual rental rates at all four investment properties, offset by decreases in occupancy at Breckinridge Square and Churchill Park. Other income increased due to an increase in laundry income at Churchill Park and due to increases in interest income at all of the properties.

Total expenses increased due to increases in operating and general and administrative expenses offset by a decrease in depreciation expense. Operating expense increased due to increases in utilities and payroll expenses at all four investment properties. These increases were offset by decreases in maintenance expense at Churchill Park and The Lakes. Depreciation expense decreased due to the building at Breckinridge Square becoming fully depreciated in the last quarter of 2000.

During the three months ended March 31, 2001, a net casualty gain of approximately $57,000 was recorded at Doral Springs Apartments. The casualty gain related to a flood that occurred in October 2000. The gain was a result of insurance proceeds of approximately $76,000 and the write-off of the net book value of the destroyed assets totaling approximately $19,000.

General and administrative expenses increased due to an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition to these reimbursements, cost associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $876,000 compared to approximately $1,593,000 at March 31, 2000. The decrease in cash and cash equivalents of approximately $464,000 for the three months ended March 31, 2001, from the Partnership's calendar year end of December 31, 2000, is due to approximately $580,000 and $361,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $477,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from escrow accounts maintained by the mortgage lender and insurance proceeds received. Cash used in financing activities consisted of partner distributions. The Partnership invests its working capital reserves in interest bearing accounts.

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

Breckinridge   Square  Apartments:   For  2001,  the  Partnership  has  budgeted
approximately $153,000 for capital improvements for interior and exterior building improvements. The Partnership completed approximately $40,000 in capital expenditures at Breckinridge Square Apartments as of March 31, 2001, consisting primarily of heating and air conditioning upgrades, water heater replacements, plumbing upgrades and appliance and floor covering replacements. These improvements were funded primarily from operations.

Churchill Park Apartments: For 2001, the Partnership has budgeted approximately $172,000 for capital improvements for interior and exterior building improvements. The Partnership completed approximately $30,000 in capital expenditures at Churchill Park Apartments as of March 31, 2001, consisting primarily of interior decoration and floor covering replacements. These improvements were funded primarily from operations.

The Lakes Apartments: For 2001, the Partnership has budgeted approximately $165,000 for capital improvements, consisting primarily of floor covering, appliance, and water heater replacements. The Partnership completed approximately $123,000 in capital expenditures at The Lakes Apartments as of March 31, 2001, consisting primarily of building improvements, maintenance equipment, floor covering and appliance replacements and other enhancements. These improvements were funded primarily from operations.

Doral Springs Apartments: For 2001, the Partnership has budgeted approximately $185,000 for capital improvements, consisting primarily of cabinet, floor covering and appliance replacements. The Partnership completed approximately $213,000 in budgeted and non-budgeted capital expenditures at Doral Springs Apartments as of March 31, 2001, consisting primarily of plumbing upgrades, floor covering and appliance replacement and other building improvements. These improvements were funded from operations and replacement reserves.

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

During the three months ended March 31, 2001, the Partnership declared and paid distributions of approximately $580,000 (approximately $574,000 paid to the limited partners or $11.67 per limited partnership unit) from operations. Cash distributions of approximately $1,010,000 (approximately $1,000,000 paid to the limited partners or $20.33 per limited partnership unit) were paid from operations during the three months ended March 31, 2000. Subsequent to March 31, 2001, the Partnership declared and paid distributions of approximately $517,000 (approximately $512,000 paid to the limited partners or $10.41 per limited partnership unit) from operations. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 30,703.75 limited partnership units (the "Units") in the Partnership representing 62.41% of the outstanding Units at March 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.41% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Partnership is a party to certain legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business and none of which are expected to have a material adverse effect on the financial condition or results of operations of the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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

                                 Date:   May 14, 2001