Form 10QSB
period 2001-09-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 2001-11-05
CIK 201529

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

              For the quarterly period ended September 30, 2001


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
                       (in thousands, except unit data)

                               September 30, 2001


Assets
   Cash and cash equivalents                                                $ 1,371
   Receivables and deposits                                                      634
   Restricted escrows                                                            112
   Other assets                                                                  760
   Investment properties:
      Land                                                    $ 4,610
      Buildings and related personal property                   43,620
                                                                48,230
      Less accumulated depreciation                            (30,792)      17,438
                                                                            $20,315

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 184
   Tenant security deposit liabilities                                           288
   Accrued property taxes                                                        548
   Other liabilities                                                             416
   Mortgage notes payable                                                     35,441

Partners' Deficit
   General partner                                             $ (5,419)
   Limited partners (49,196 units issued and
      outstanding)                                             (11,143)      (16,562)
                                                                            $ 20,315

                See Accompanying Notes to Financial Statements

b)

                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                  Three Months Ended      Nine Months Ended
                                                     September 30,          September 30,
                                                   2001        2000        2001       2000
Revenues:
   Rental income                                 $ 2,903     $ 2,803    $ 8,566      $ 8,408
   Other income                                      175         184        487          524
   Casualty gains (Note C)                            23          --         80           --
       Total revenues                              3,101       2,987      9,133        8,932

Expenses:
   Operating                                       1,307       1,222      3,768        3,496
   General and administrative                        117         203        449          515
   Depreciation                                      560         596      1,707        1,817
   Interest                                          648         558      1,772        1,675
   Property taxes                                    188         246        580          598
       Total expenses                              2,820       2,825      8,276        8,101

Income before extraordinary loss                     281         162        857          831
Extraordinary loss on early extinguishment
  of debt (Note E)                                    --          --        (64)          --

Net income                                       $   281     $   162    $   793      $   831

Net income allocated to general
   partner (1%)                                  $     3     $     1    $     8      $     8
Net income allocated to limited
   partners (99%)                                    278         161        785          823

                                                 $   281     $   162    $   793      $   831

Per limited partnership unit:
   Income before extraordinary loss              $  5.65     $  3.27    $ 17.25      $ 16.73
   Extraordinary loss                                 --          --      (1.29)          --

   Net income                                    $  5.65     $  3.27    $ 15.96      $ 16.73

   Distributions per limited partnership
    unit                                         $ 79.12     $  3.88    $101.19      $ 50.84

                See Accompanying Notes to Financial Statements


c)

                        CONSOLIDATED CAPITAL GROWTH FUND
                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         49,196          $ 1       $ 49,196   $ 49,197

Partners' deficit at
   December 31, 2000                   49,196       $ (4,795)    $ (6,950)  $(11,745)

Distribution to partners                   --           (632)      (4,978)    (5,610)

Net income for the nine months
   ended September 30, 2001                --              8          785        793

Partners' deficit at
   September 30, 2001                  49,196       $ (5,419)    $(11,143)  $(16,562)

                See Accompanying Notes to Financial Statements


d)
                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 793        $ 831
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                   1,707        1,817
   Amortization of loan costs                                        56           58
   Bad debt                                                         126          132
   Casualty gain                                                    (80)          --
   Extraordinary loss on early extinguishment of debt                64           --
  Change in accounts:
      Receivables and deposits                                     (463)        (672)
      Other assets                                                  (69)         (47)
      Accounts payable                                             (138)        (167)
      Tenant security deposit liabilities                            47          (11)
      Accrued property taxes                                        507          589
      Other liabilities                                            (144)         (51)
      Due to affiliates                                              --           98
       Net cash provided by operating activities                  2,406        2,577

Cash flows from investing activities:
  Property improvements and replacements                         (1,532)      (1,246)
  Net withdrawals from restricted escrows                           272          175
  Net insurance proceeds received                                   115           --

       Net cash used in investing activities                     (1,145)      (1,071)

Cash flows from financing activities:
  Distributions to partners                                      (5,610)      (2,526)
  Proceeds from refinancing                                      10,790           --
  Repayment of mortgage note payable                             (6,000)          --
  Loan cost paid                                                   (371)          --
  Principal payments on mortgage notes payable                      (39)          --

       Net cash used in financing activities                     (1,230)      (2,526)

Net increase (decrease) in cash and cash equivalents                  31      (1,020)
Cash and cash equivalents at beginning of period                   1,340       1,988
Cash and cash equivalents at end of period                       $ 1,371     $   968
Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 1,686     $ 1,617

Included in property  improvements  and  replacements  for the nine months ended
September 30, 2001 are approximately $83,000 of improvements which were included in accounts payable at December 31, 2000.

                See Accompanying Notes to Financial Statements

e)
                        CONSOLIDATED CAPITAL GROWTH FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Distributions

During the nine months ended September 30, 2001, the Partnership paid distributions of approximately $5,610,000 (approximately $4,978,000 paid to the limited partners or $101.19 per limited partnership unit) of which approximately $1,177,000 (approximately $1,165,000 to the limited partners or $23.68 per limited partnership unit) was from operations and approximately $4,433,000 (approximately $3,813,000 to the limited partners or $77.51 per limited partnership unit) was from the refinancing proceeds of Doral Springs. Cash distributions of approximately $2,526,000 (approximately $2,501,000 to the limited partners or $50.84 per limited partnership unit) were paid from operations during the nine months ended September 30, 2000. Subsequent to September 30, 2001, the Partnership declared and paid a distribution of approximately $821,000 (approximately $813,000 to the limited partners or $16.53 per limited partnership unit) from operations.

Note C - Casualty Events

During the nine months ended September 30, 2001, a net casualty gain of approximately $80,000 was recorded at Doral Springs Apartments. Approximately $57,000 of this gain related to a flood that occurred in October 2000. This gain was a result of the receipt of insurance proceeds of approximately $76,000 and the write-off of the net book value of the destroyed assets totaling approximately $19,000. Approximately $23,000 of this gain related to sewer and water line damage that occurred in November 2000. This gain was a result of the receipt of insurance proceeds of $39,000 and the write-off of the net book value of the destroyed assets totaling approximately $16,000.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The General Partner and its affiliates received reimbursements and fees during the nine months ended September 30, 2001 and 2000 as reflected in the following table:

                                                               2001       2000
                                                                (in thousands)

Property management fees (included in operating expenses) $ 462 $ 429 Reimbursement for services of affiliates (included in general and administrative expenses and investment
 properties)                                                     724       276
Partnership management fees (included in general
 and administrative expenses)                                    105       225
Refinance fee (included in loan costs)                           108        --

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $462,000 and $429,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $724,000 and $276,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in these amounts at September 30, 2001 and 2000 are approximately $464,000 and $4,000, respectively, in reimbursements for construction oversight costs.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner received approximately $105,000 and $225,000 for the nine months ended September 30, 2001 and 2000, respectively, for providing these services.

In connection with the refinancing of Doral Springs Apartments on June 28, 2001, the Partnership paid the General Partner a fee of approximately $108,000 pursuant to the Partnership Agreement.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 31,297.25 limited partnership units (the "Units") in the Partnership representing 63.62% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on August 29, 2001, AIMCO Properties, LP commenced a tender offer to acquire any and all of the Units not owned by affiliates of AIMCO for a purchase price of $237 per Unit. Pursuant to this offer AIMCO acquired 138 Units during the quarter ended September 30, 2001. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.62% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note E - Refinancing and Extraordinary Loss

On June 28, 2001, the Partnership refinanced the mortgage encumbering Doral Springs Apartments. The refinancing replaced indebtedness of approximately $6,000,000 with a new mortgage in the amount of $10,790,000. The new mortgage carries a stated interest rate of 7.53%. Interest on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $87,000 are due monthly until the loan matures in July 2021 at which time the loan will be fully amortized. Total capitalized loan costs were approximately $371,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $64,000 due to the write-off of unamortized loan costs.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
Property                                            2001        2000

Breckinridge Square                                  90%        94%
  Louisville, Kentucky
Churchill Park                                       90%        95%
  Louisville, Kentucky
The Lakes                                            92%        86%
  Raleigh, North Carolina
Doral Springs                                        97%        97%
  Miami, Florida

The General Partner attributes the decrease in occupancy at Breckinridge Square and Churchill Park to the slow economy in the Louisville area and to lower mortgage interest rates influencing more tenants to purchase homes.

The General Partner attributes the increase in occupancy at The Lakes to a fire in January 2000 which rendered 12 units unleasable during 2000. During 2001, these units were leasable and occupancy rates returned to the levels they were prior to the fire.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2001 was approximately $793,000 compared to approximately $831,000 for the nine months ended September 30, 2000. The Partnership's net income for the three months ended September 30, 2001 was approximately $281,000 compared to approximately $162,000 for the three months ended September 30, 2000.

The decrease in net income for the nine months ended September 30, 2001 is due to the recognition of an extraordinary loss on the early extinguishment of debt and an increase in total expenses, partially offset by an increase in total revenues. The increase in net income for the three months ended September 30, 2001 is due to an increase in total revenues and a decrease in total expenses. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $64,000 due to the June 2001 refinancing of the mortgage encumbering Doral Springs Apartments resulting in the write off of unamortized loan costs. The increase in total expenses for the nine months ended September 30, 2001 is due to increases in operating and interest expenses partially offset by a decrease in depreciation and general and administrative expenses. Operating expense increased due to increases in insurance costs at all of the Registrant's properties and utilities, especially natural gas costs, at Breckinridge Square and Churchill Park offset by decreased maintenance expenses at the Lakes Apartments primarily related to costs for repairs stemming from a January 2000 fire. Interest expense increased at Doral Springs as a result of the mortgage refinancing in June 2001. Depreciation expense decreased primarily due to the building becoming fully depreciated during the third quarter of 2000 at Breckinridge Square. Total expenses decreased for the three months ended September 30, 2001 due to a decrease in property tax and depreciation expenses offset by an increase in interest expense. Property tax expense decreased due to the timing of the receipt of property tax bills in 2000. See above for the explanation of the decrease in depreciation expense and the increase in interest expense.

The increase in total revenues for the three and nine months ended September 30, 2001 is due to an increase in rental income and the recognition of two casualty gains offset by a decrease in other income. Rental income increased for the three and nine month periods due to an increase in average rental rates at all the properties and an increase in occupancy at The Lakes which more than offset decreases in occupancy at Breckinridge Square and Churchill Park. Other income decreased for the three and nine month periods due to a decrease in interest income at all the properties as a result of lower average cash balances in interest bearing accounts during 2001.

During the nine months ended September 30, 2001, a net casualty gain of approximately $80,000 was recorded at Doral Springs Apartments. Approximately $57,000 of this gain related to a flood that occurred in October 2000. This gain was a result of the receipt of insurance proceeds of approximately $76,000 and the write-off of the net book value of the destroyed assets totaling approximately $19,000. Approximately $23,000 of this gain related to sewer and water line damage that occurred in November 2000. This gain was a result of the receipt of insurance proceeds of $39,000 and the write-off of the net book value of the destroyed assets totaling approximately $16,000.

General and administrative expenses decreased for the three and nine months ended September 30, 2001 due to a decrease in partnership management fees which is the result of less cash distributed from operations to the partners in 2001. Included in general and administrative expenses are reimbursements to the General Partner as allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $1,371,000 compared to approximately $968,000 at September 30, 2000. Cash and cash equivalents increased approximately $31,000 from December 31, 2000 due to approximately $2,406,000 of cash provided by operating activities, largely offset by approximately $1,230,000 and $1,145,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted primarily of distributions to partners, the repayment of the mortgage encumbering Doral Springs, principal payments on mortgage notes payable and loan costs paid offset by proceeds received from the refinancing of the mortgage encumbering Doral Springs. Cash used in investing activities consisted of property improvements and replacements offset by net withdrawals from escrow accounts maintained by the mortgage lender and net insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

On June 28, 2001, the Partnership refinanced the mortgage encumbering Doral Springs Apartments. The refinancing replaced indebtedness of approximately $6,000,000 with a new mortgage in the amount of $10,790,000. The new mortgage carries a stated interest rate of 7.53%. Interest on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $87,000 are due monthly until the loan matures in July 2021 at which time the loan will by fully amortized. Total capitalized loan costs were approximately $371,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $64,000 due to the write-off of unamortized loan costs.

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

Breckinridge Square Apartments: For 2001, the Partnership budgeted approximately $409,000 for capital improvements for structural upgrades and floor covering, appliance, and HVAC unit replacements. The Partnership completed approximately $379,000 in capital expenditures at Breckinridge Square Apartments during the nine months ended September 30, 2001, consisting primarily of heating and air conditioning upgrades, structural improvements, plumbing upgrades and appliance and floor covering replacements. These improvements were funded primarily from operations.

Churchill Park Apartments: For 2001, the Partnership budgeted approximately $290,000 for capital improvements for fencing, interior decoration, structural and parking lot improvements and floor covering and appliance replacements. The Partnership completed approximately $225,000 in capital expenditures at Churchill Park Apartments as of September 30, 2001, consisting primarily of interior decoration, plumbing, and floor covering, appliance, and water heater replacements. These improvements were funded primarily from operations.

The Lakes Apartments: For 2001, the Partnership budgeted approximately $316,000 for capital improvements, consisting primarily of floor covering, appliance, and water heater replacements. The Partnership completed approximately $428,000 in budgeted and unbudgeted capital expenditures at The Lakes Apartments as of September 30, 2001, consisting primarily of building improvements, maintenance equipment, floor covering, air conditioning and appliance replacements and other enhancements. These improvements were funded primarily from operations and replacement reserves.

Doral Springs Apartments: For 2001, the Partnership has budgeted approximately $302,000 for capital improvements, consisting primarily of plumbing upgrades and cabinet, floor covering, air conditioning and appliance replacements. The Partnership completed approximately $417,000 in budgeted and unbudgeted capital expenditures at Doral Springs Apartments as of September 30, 2001, consisting primarily of plumbing upgrades, floor covering and appliance replacement and other building improvements. These improvements were funded from operations, replacement reserves, and insurance proceeds.

Additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $10,751,000 on Doral Springs requires monthly principal and interest payments of approximately $87,000 and matures in July 2021. The mortgage indebtedness of approximately $24,690,000 encumbering Breckinridge Square, Churchill Park and The Lakes Apartments requires monthly interest only payments. These notes require balloon payments on December 1, 2005. The General Partner may attempt to refinance the mortgages encumbering Breckinridge Square, Churchill Park and The Lakes Apartments and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the nine months ended September 30, 2001, the Partnership paid distributions of approximately $5,610,000 (approximately $4,978,000 paid to the limited partners or $101.19 per limited partnership unit) of which approximately $1,177,000 (approximately $1,165,000 to the limited partners or $23.68 per limited partnership unit) was from operations and approximately $4,433,000 (approximately $3,813,000 to the limited partners or $77.51 per limited partnership unit) was from the refinancing proceeds of Doral Springs. Cash distributions of approximately $2,526,000 (approximately $2,501,000 to the limited partners or $50.84 per limited partnership unit) were paid from operations during the nine months ended September 30, 2000. Subsequent to September 30, 2001, the Partnership declared and paid a distribution of approximately $821,000 (approximately $813,000 to the limited partners or $16.53 per limited partnership unit) from operations. The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 31,297.25 limited partnership units (the "Units") in the Partnership representing 63.62% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on August 29, 2001, AIMCO Properties, LP commenced a tender offer to acquire any and all of the Units not owned by affiliates of AIMCO for a purchase price of $237 per Unit. Pursuant to this offer AIMCO acquired 138 Units during the quarter ended September 30, 2001. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.62% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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

                                 Date:   November 5, 2001