Form 10KSB
period 2001-12-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 2002-03-25
CIK 201529

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $12,121,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Consolidated Capital Growth Fund (the "Partnership" or "Registrant") was organized on December 20, 1976 as a limited partnership under the California Uniform Limited Partnership Act. The general partner responsible for management of the Partnership's business is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2006 unless terminated prior to such date.

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

Item 2.     Description of Properties

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

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                             Gross
                           Carrying    Accumulated                          Federal
Property                     Value    Depreciation     Rate     Method     Tax Basis
                               (in thousands)                           (in thousands)
Breckinridge Square
  Apartments                $ 9,381      $ 7,159     5-22 yrs    S/L        $ 2,487
Churchill Park
  Apartments                  9,434        5,741     5-20 yrs    S/L          4,123
The Lakes Apartments         16,381       10,734     5-19 yrs    S/L          8,123
Doral Springs
   Apartments                13,139        7,735     5-20 yrs    S/L          7,585

     Total                  $48,335      $31,369                            $22,318

See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                           Principal                                        Principal
                          Balance At                                         Balance
                         December 31,    Interest    Period    Maturity       Due At
       Property              2001          Rate     Amortized    Date      Maturity (2)
                        (in thousands)                                    (in thousands)
Breckinridge Square
 Apartments                 $ 6,000       6.95%        (1)     12/01/05      $ 6,000

Churchill Park
 Apartments                   6,450       6.95%        (1)     12/01/05        6,450

The Lakes Apartments         12,240       6.95%        (1)     12/01/05       12,240

Doral Springs
  Apartments                 10,692       7.53%      20 yrs    07/01/21           --

      Total                 $35,382                                          $24,690

(1)   Interest only payments

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

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

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2001 and 2000 for each property.

                                       Average Annual            Average Annual
                                        Rental Rates               Occupancy
                                         (per unit)
 Property                             2001         2000         2001        2000

 Breckinridge Square Apartments      $7,949       $7,906        90%          93%
 Churchill Park Apartments            7,467        7,263        87%          92%
 The Lakes Apartments                 7,552        7,403        92%          86%
 Doral Springs Apartments             8,913        8,324        97%          97%

The General Partner attributes the decrease in occupancy at Churchill Apartments and Breckinridge Square Apartments to poor market conditions and first time home purchases by many residents. The General Partner attributes the increase in occupancy at The Lakes Apartments to aggressive marketing and recent capital improvements to the property.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. The properties are apartment complexes which lease units for lease terms of one year or less. As of December 31, 2001, no tenant leases 10% or more of the available rental space. All of the properties are in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were:

                                           2001             2001
                                         Billing            Rate
                                      (in thousands)

Breckinridge Square Apartments             $ 99             1.04%
Churchill Park Apartments                   101             0.90%
The Lakes Apartments                        224             0.95%
Doral Springs Apartments                    312             2.20%

Capital Improvements

Breckinridge Square Apartments: The Partnership completed approximately $417,000 in capital expenditures at Breckinridge Square Apartments during the year ended December 31, 2001, consisting primarily of heating and air conditioning upgrades, structural improvements, roof replacements, major landscaping, appliances, and floor covering replacements. These improvements were funded primarily from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $88,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Churchill Park Apartments: The Partnership completed approximately $231,000 in capital expenditures at Churchill Park Apartments as of December 31, 2001, consisting primarily of interior decoration, air conditioning unit replacement, electrical upgrades, and plumbing, floor covering, appliance, and water heater replacements. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $115,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lakes Apartments: The Partnership completed approximately $485,000 in capital expenditures at The Lakes Apartments as of December 31, 2001, consisting primarily of building and other improvements, maintenance equipment, structural improvements, and air conditioning, appliance, cabinet, water heater, and floor covering replacements. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $180,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Doral Springs Apartments: The Partnership completed approximately $421,000 in capital expenditures at Doral Springs Apartments as of December 31, 2001, consisting primarily of plumbing upgrades, lighting upgrades, floor covering and appliance replacement and other building improvements. These improvements were funded from operations, replacement reserves, and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $110,400. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

During the year ended December 31, 2001, a net casualty gain of approximately $80,000 was recorded at Doral Springs Apartments. Approximately $57,000 of this gain related to a flood that occurred in October 2000. This gain was a result of the receipt of insurance proceeds of approximately $76,000 and the write-off of the net book value of the destroyed assets totaling approximately $19,000. Approximately $23,000 of this gain related to sewer and water line damage that occurred in November 2000. This gain was a result of the receipt of insurance proceeds of approximately $39,000 and the write-off of the net book value of the destroyed assets totaling approximately $16,000.

Item 3.     Legal Proceedings

The Partnership is a party to certain legal actions resulting from its operating activities. As of December 31, 2001, one case has been settled and paid by the Partnership's insurance carrier and the other case is still pending. This action is a routine litigation and administrative proceeding arising in the ordinary course of business and is not expected to have a material adverse effect on the financial condition or results of operations of the Partnership.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 49,196 limited partnership units aggregating $49,196,000. The Partnership currently has 2,060 holders of record owning an aggregate of 49,196 Units. Affiliates of the General Partner owned 31,398.25 units or approximately 63.82% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further detail).

                                                 Distributions
                                                            Per Limited
                                        Aggregate         Partnership Unit

       01/01/00 - 12/31/00            $2,872,000 (1)          $ 57.81
       01/01/01 - 12/31/01             6,431,000 (2)           117.69

(1)   Distributions were made from operations.

(2) Distribution of approximately $1,998,000 from operations and approximately $4,433,000 from the refinancing proceeds of Doral Springs.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2002 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 31,398.25 limited partnership units (the "Units") in the Partnership representing 63.82% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.82% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Results of Operations

The  Partnership's  net  income  for  the  year  ended  December  31,  2001  was approximately $800,000 as compared to approximately $1,208,000 for the year ended December 31, 2000. The decrease in net income is due to the recognition of an extraordinary loss on early extinguishment of debt and an increase in total expenses which was partially offset by an increase in total revenues. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $64,000 due to the June 2001 refinancing of Doral Springs Apartments resulting in the write off of unamortized loan costs. The increase in total expenses is primarily attributable to an increase in operating and interest expenses which was partially offset by a decrease in depreciation expense. Operating expenses increased due to increases in insurance premiums at all of the Partnership's properties and utilities, especially electrical and natural gas costs, at Breckinridge Square and Churchill Park. Interest expense increased due to the refinancing of the mortgage encumbering Doral Springs in June 2001. Depreciation expense decreased primarily due to the building becoming fully depreciated during third quarter of 2000 at Breckinridge Square Apartments.

The increase in total revenues is due to an increase in rental income which was partially offset by a decrease in other income and casualty gain. The increase in rental income is due to the increase in average rental rates at all of the Registrant's properties and an increase in occupancy at The Lakes which more than offset a decrease in occupancy at Breckinridge Square and Churchill Park. Other income decreased due to a decrease in interest income at all the Registrant's properties as a result of lower average cash balances in interest bearing accounts.

During the year ended December 31, 2001, a net casualty gain of approximately $80,000 was recorded at Doral Springs Apartments. Approximately $57,000 of this gain related to a flood that occurred in October 2000. This gain was a result of the receipt of insurance proceeds of approximately $76,000 and the write-off of the net book value of the destroyed assets totaling approximately $19,000. Approximately $23,000 of this gain related to sewer and water line damage that occurred in November 2000. This gain was a result of the receipt of insurance proceeds of approximately $39,000 and the write-off of the net book value of the destroyed assets totaling approximately $16,000.

During the year ended December 31, 2000, a net casualty gain of approximately $183,000 was recorded at The Lakes Apartments. The casualty gain related to a fire that destroyed 12 apartment units in January 2000. The gain was the result of insurance proceeds of approximately $242,000 and the write-off of the net book value of the destroyed assets totaling $59,000 which were replaced in 2000.

General and administrative expenses remained relatively constant for the years ended December 31, 2001 and 2000, respectively. Included in general and administrative expenses are reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $644,000 compared to approximately $1,340,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $696,000 is primarily due to approximately $1,431,000 and $2,110,000 of cash used in investing and financing activities, respectively, which was partially offset by approximately $2,845,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements which was partially offset by net withdrawals from escrow accounts maintained by the mortgage lender and by insurance proceeds received. Cash used in financing activities consisted of partner distributions, the repayment of the mortgage encumbering Doral Springs Apartments, principal payments on mortgage notes payable and loan costs paid partially offset by proceeds received from the refinancing of the mortgage encumbering Doral Springs Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $493,800. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

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

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness is approximately $35,382,000. The mortgages for The Lakes Apartments, Churchill Park Apartments, and Breckinridge Square Apartments require monthly interest only payments. These notes require balloon payments on December 1, 2005. The mortgage encumbering Doral Springs Apartments is being amortized over 20 years and will be fully amortized on July 21, 2021. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment properties may be adversely affected.

During the year ended December 31, 2001, the Partnership paid distributions of approximately $6,431,000 (approximately $5,790,000 paid to the limited partners or $117.69 per limited partnership unit) of which approximately $1,998,000 (approximately $1,977,000 to the limited partners or $40.18 per limited partnership unit) was from operations and approximately $4,433,000 (approximately $3,813,000 to the limited partners or $77.51 per limited partnership unit) was from the refinancing proceeds of Doral Springs Apartments. During the year ended December 31, 2000, cash distributions of approximately $2,872,000 (approximately $2,844,000 of which was paid to the limited partners or $57.81 per limited partnership unit) were paid from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 31,398.25 limited partnership units (the "Units") in the Partnership representing 63.82% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.82% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.


Item 7.     Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2001

      Statements of Operations - Years ended December 31, 2001 and 2000

      Statements of Changes in Partners' Deficit - Years ended December 31, 2001 and 2000

      Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Growth Fund


We have audited the accompanying balance sheet of Consolidated Capital Growth Fund as of December 31, 2001, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Growth Fund at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                        CONSOLIDATED CAPITAL GROWTH FUND

                                  BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                                 $  644
   Receivables and deposits                                                     299
   Restricted escrows                                                           293
   Other assets                                                                 658
   Investment properties (Notes B and D):
      Land                                                    $ 4,610
      Buildings and related personal property                  43,725
                                                               48,335
      Less accumulated depreciation                           (31,369)       16,966
                                                                           $ 18,860

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 146
   Tenant security deposit liabilities                                          277
   Other liabilities                                                            431
   Mortgage notes payable (Note B)                                           35,382

Partners' Deficit
   General partner                                            $ (5,428)
   Limited partners (49,196 units issued and
      outstanding)                                            (11,948)      (17,376)
                                                                           $ 18,860

                See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)


                                                             Years Ended December 31,
                                                                2001          2000
Revenues:
  Rental income                                               $ 11,410      $ 11,085
  Other income                                                     631           681
  Casualty gain (Note F)                                            80           183
      Total revenues                                            12,121        11,949

Expenses:
  Operating                                                      5,117         4,695
  General and administrative                                       670           668
  Depreciation                                                   2,284         2,369
  Interest                                                       2,422         2,234
  Property taxes                                                   764           775
      Total expenses                                            11,257        10,741

Income before extraordinary loss                                   864         1,208
Extraordinary loss on early extinguishment of debt                 (64)           --

Net income                                                     $ 800         $ 1,208

Net income allocated to general partner (1%)                    $ 8           $ 12
Net income allocated to limited partners (99%)                     792         1,196

                                                               $ 800         $ 1,208
Per limited partnership unit:
  Income before extraordinary loss                            $ 17.38        $ 24.31
  Extraordinary loss                                             (1.28)           --

Net income                                                    $ 16.10        $ 24.31

Distributions per limited partnership unit                    $ 117.69       $ 57.81


                See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                       (in thousands, except unit data)



                                     Limited
                                    Partnership      General      Limited
                                       Units         Partner      Partners      Total

Original capital contributions         49,196          $ 1        $ 49,196     $ 49,197

Partners' deficit at
  December 31, 1999                    49,196        $ (4,779)    $ (5,302)    $(10,081)

Distribution to partners                   --            (28)       (2,844)      (2,872)

Net income for the year ended
  December 31, 2000                        --             12         1,196        1,208

Partners' deficit at
  December 31, 2000                    49,196         (4,795)       (6,950)     (11,745)

Distribution to partners                   --           (641)       (5,790)      (6,431)

Net income for the year ended
  December 31, 2001                        --              8           792          800

Partners' deficit at
  December 31, 2001                    49,196       $ (5,428)     $(11,948)    $(17,376)


                See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                 Years Ended December 31,
                                                                     2001         2000

Cash flows from operating activities:
  Net income                                                        $ 800        $ 1,208
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                    2,284         2,369
     Amortization of loan costs                                         75            78
     Casualty gain                                                     (80)         (183)
     Bad debt                                                          193           182
     Extraordinary loss on early extinguishment of debt                 64            --
     Changes in assets and liabilities:
      Receivables and deposits                                        (195)          (85)
      Other assets                                                      14            (8)
      Accounts payable                                                (176)           55
      Tenant security deposit liabilities                               36            --
      Accrued property taxes                                           (41)           18
      Other liabilities                                               (129)          126
            Net cash provided by operating activities                2,845         3,760

Cash flows used in investing activities:
  Property improvements and replacements                            (1,637)       (1,753)
  Net withdrawals from (deposits to) restricted escrows                 91           (25)
  Insurance proceeds received                                          115           242
            Net cash used in investing activities                   (1,431)       (1,536)

Cash flows used in financing activities:
  Distributions to partners                                         (6,431)       (2,872)
  Proceeds from mortgage note payable                               10,790            --
  Repayment of mortgage note payable                                (6,000)           --
  Loan costs paid                                                     (371)           --
  Principal payments on mortgage notes payable                         (98)           --
            Net cash used in financing activities                   (2,110)       (2,872)

Net decrease in cash and cash equivalents                             (696)         (648)

Cash and cash equivalents at beginning of period                     1,340         1,988

Cash and cash equivalents at end of period                          $ 644        $ 1,340

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 2,317       $ 2,156

Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included in
   accounts payable                                                  $ --         $ 83

                See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization: Consolidated Capital Growth Fund (the "Partnership" or "Registrant") was organized on December 20, 1976 as a limited partnership under the California Uniform Limited Partnership Act. The general partner responsible for management of the Partnership's business is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The director and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2006 unless terminated prior to such date. The Partnership commenced operations in 1977 and completed its acquisition of apartment properties in 1980. The Partnership operates four apartment properties located in the southern United States.

Uses of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $464,000 at December 31, 2001 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: At December 31, 2001 approximately $293,000 is held in replacement reserve funds for certain capital replacements (as defined in the Replacement Reserve Agreement) at Breckinridge Square Apartments, Churchill Park Apartments, and The Lakes Apartments.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 to 15 years.

Loan Costs: Loan costs of approximately $874,000, less accumulated amortization of approximately $316,000, are included in other assets and are being amortized over the life of the loans.

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

Partners' Capital (Deficit): The Limited Partnership Agreement ("Agreement") provides that net income and net losses from operations for both financial and tax reporting purposes shall be allocated 99% to the Limited Partners and 1% to the General Partner. Net income per limited partnership unit for both 2001 and 2000 was computed as 99% of net income divided by 49,196 units outstanding.

All distributions other than Surplus Funds distributions (as defined in the Agreement) are allocated 99% to the Limited Partners and 1% to the General Partner. Distributions of Surplus Funds were allocated 100% to the Limited
Partners until 1986 when the Limited Partners had received a return of their capital contributions plus a 10% cumulative return. Pursuant to the provisions of the Agreement, the General Partner has been entitled to 14% of Surplus Fund distributions since 1986. However, in connection with a settlement agreement between CEI and two affiliated partnerships, a portion of the General Partner's interest in the Partnership was assigned to the two affiliated partnerships. The two affiliated partnerships received distributions of approximately $513,000 and $23,000 from the Partnership during 2001 and 2000, respectively.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001.

                                                 Distributions
                                                            Per Limited
                                        Aggregate         Partnership Unit

       01/01/00 - 12/31/00            $2,872,000 (1)          $ 57.81
       01/01/01 - 12/31/01             6,431,000 (2)           117.69

(1)   Distributions were made from operations.

(2) Distribution of approximately $1,998,000 from operations and approximately $4,433,000 from the refinancing proceeds of Doral Springs.

Investment Properties: Investment properties consist of four apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2001 and 2000. See "Recent Accounting Pronouncements" below.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $202,000 and $219,000 for the years ended December 31, 2001 and 2000, respectively, were charged to operating expense as incurred.

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

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                              Principal     Monthly                           Principal
                              Balance At    Payment    Stated                  Balance
                             December 31,  Including  Interest   Maturity      Due At
         Property                2001       Interest    Rate       Date       Maturity
                                 (in thousands)                            (in thousands)
Breckinridge Square
  Apartments                   $ 6,000        $ 35      6.95%    12/01/05      $ 6,000

Churchill Park
  Apartments                     6,450          37      6.95%    12/01/05        6,450

The Lakes Apartments            12,240          71      6.95%    12/01/05       12,240

Doral Springs Apartments        10,692          87      7.53%    07/01/21           --

      Total                    $35,382        $230                             $24,690

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

Scheduled principle payments of the mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                               2002             $   249
                               2003                 268
                               2004                 289
                               2005              25,002
                               2006                 336
                            Thereafter            9,238
                                                $35,382

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The General Partner and its affiliates received reimbursements and fees during the years ended December 31, 2001 and 2000 as reflected in the following table:

                                                                2001        2000
                                                                 (in thousands)

Property management fees (included in operating expenses)       $ 607      $ 577
Reimbursement for services of affiliates (included in
  general and administrative expenses and investment
  properties)                                                     876        410
Partnership management fees (included in general
  and administrative expenses)                                    178        256
Loan costs (included in other assets)                             108         --

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $607,000 and $577,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $876,000 and $410,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $495,000 and $52,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner received approximately $178,000 and $256,000 for the years ended December 31, 2001 and 2000, respectively, for providing these services.

In connection with the refinancing of Doral Springs Apartments on June 28, 2001, the Partnership paid the General Partner a fee of approximately $108,000 pursuant to the Partnership Agreement.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $132,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 31,398.25 limited partnership units (the "Units") in the Partnership representing 63.82% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.82% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note D - Investment Properties and Accumulated Depreciation

                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)

                                                             Buildings           Cost
                                                            and Related      Capitalized
                                                              Personal      Subsequent to
        Description            Encumbrances       Land        Property       Acquisition
                              (in thousands)                                (in thousands)
Breckinridge Square
  Apartments
  Louisville, Kentucky           $ 6,000         $ 641        $ 4,720          $ 4,020

Churchill Park Apartments
  Louisville, Kentucky             6,450            566         6,510            2,358

The Lakes Apartments
  Raleigh, North Carolina         12,240            946         9,605            5,830

Doral Springs Apartments
  Miami, Florida                  10,692          2,848         8,492            1,799

Totals                           $35,382        $ 5,001       $29,327          $14,007


                            Gross Amount At Which Carried
                                At December 31, 2001
                                 (in thousands)

                                   Buildings
                                  And Related
                                   Personal            Accumulated    Date of      Date    Depreciable
      Description          Land    Property    Total  Depreciation  Construction  Acquired Life-Years
                                                     (in thousands)
Breckinridge Square
 Apartments
  Louisville, Kentucky     $ 641    $ 8,740   $ 9,381    $ 7,159       1971        10/78     5-22

Churchill Park Apartments
  Louisville, Kentucky       566      8,868     9,434      5,741       1970        05/90     5-20

The Lakes Apartments
  Raleigh, North Carolina    946     15,435    16,381     10,734       1973        05/88     5-19

Doral Springs Apartments
  Miami, Florida           2,457     10,682    13,139      7,735    1972 - 1975    11/87     5-20

  Totals                  $4,610    $43,725   $48,335    $31,369


Reconciliation of "Investment Properties and Accumulated Depreciation":

                                       Years Ended December 31,
                                         2001             2000
                                            (in thousands)
Real Estate
Balance at beginning of year           $46,872          $45,203
  Property improvements                  1,554            1,836
  Disposals of property                    (91)            (167)
Balance at end of Year                 $48,335          $46,872

Accumulated Depreciation
Balance at beginning of year           $29,141          $26,880
  Additions charged to expense           2,284            2,369
  Disposals of property                    (56)            (108)
Balance at end of year                 $31,369          $29,141

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $45,625,000 and $44,185,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $23,307,000 and $21,270,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          2001          2000

Net income as reported                    $ 800        $1,208
Add (deduct):
  Fixed asset write-offs and
    casualty gain                           (80)         (209)
  Depreciation differences                  247           292
  Prepaid rent                              (97)           32
  Other                                      19            29

Federal taxable income                    $ 889        $1,352

Federal taxable income per
  limited partnership unit               $17.88        $27.21

The tax basis of the Partnership's assets and liabilities is approximately $11,191,000 greater than the assets and liabilities as reported in the financial statements.

Note F - Casualty Gain

During the year ended December 31, 2001, a net casualty gain of approximately $80,000 was recorded at Doral Springs Apartments. Approximately $57,000 of this gain related to a flood that occurred in October 2000. This gain was a result of the receipt of insurance proceeds of approximately $76,000 and the write-off of the net book value of the destroyed assets totaling approximately $19,000. Approximately $23,000 of this gain related to sewer and water line damage that occurred in November 2000. This gain was a result of the receipt of insurance proceeds of approximately $39,000 and the write-off of the net book value of the destroyed assets totaling approximately $16,000.

During the year ended December 31, 2000, a net casualty gain of approximately $183,000 was recorded at The Lakes Apartments. The casualty gain related to a fire that destroyed 12 apartment units in January 2000. The gain was the result of insurance proceeds of approximately $242,000 and the write-off of the net book value of the destroyed assets totaling $59,000 which were replaced in 2000.

Note G - Legal Proceedings

The Partnership is a party to certain legal actions resulting from its operating activities. As of December 31, 2001, one case has been settled and paid by the Partnership's insurance carrier and the other case is still pending. This action is a routine litigation and administrative proceeding arising in the ordinary course of business and is not expected to have a material adverse effect on the financial condition or results of operations of the Partnership.

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

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director
Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $53,000 and non-audit services (principally tax-related) of approximately $27,000.

Item 10.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

Entity                                  Number of Units      Percentage

AIMCO Properties, LP
  (an affiliate of AIMCO)                   9,397.60           19.10%
Madison River Properties LLC
  (an affiliate of AIMCO)                   2,690.00            5.47%
Insignia Properties LP
  (an affiliate of AIMCO)                  19,310.65           39.25%

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

(c)   Change in Control

      Beneficial Owners of CEI

As of December 31, 2001, an affiliate of the General Partner was the sole shareholder of its common stock:

                                             Number of         Percent
                  Name and Address             Units          Of Total

           Insignia Properties Trust
           55 Beattie Place
           Greenville, SC 29602               100,000           100%

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The General Partner and its affiliates received reimbursements and fees during the years ended December 31, 2001 and 2000 as reflected in the following table:

                                                       2001          2000
                                                         (in thousands)

  Property management fees                             $ 607         $ 577
  Reimbursement for services of affiliates               876           410
  Partnership management fees                            178           256
  Loan costs                                             108            --

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $607,000 and $577,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $876,000 and $410,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $495,000 and $52,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner received approximately $178,000 and $256,000 for the years ended December 31, 2001 and 2000, respectively, for providing these services.

In connection with the refinancing of Doral Springs Apartments on June 28, 2001, the Partnership paid the General Partner a fee of approximately $108,000 pursuant to the Partnership Agreement.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $132,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 31,398.25 limited partnership units (the "Units") in the Partnership representing 63.82% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.82% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K filed  during the fourth  quarter of fiscal year
            2001:

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


/s/Patrick J. Foye            Executive Vice President      Date:
Patrick J. Foye               and Director


/s/Martha L. Long             Senior Vice President         Date:
Martha L. Long                and Controller

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