Form 10QSB
period 2002-03-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 2002-05-13
CIK 201529

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

                For the quarterly period ended March 31, 2002


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
                       (in thousands, except unit data)

                                 March 31, 2002


Assets
   Cash and cash equivalents                                                $  1,596
   Receivables and deposits                                                      403
   Restricted escrows                                                             58
   Other assets                                                                  888
   Investment properties:
      Land                                                    $ 4,610
      Buildings and related personal property                   43,902
                                                                48,512
      Less accumulated depreciation                            (31,954)       16,558
                                                                            $ 19,503

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   181
   Tenant security deposit liabilities                                           285
   Accrued property taxes                                                        177
   Other liabilities                                                             638
   Mortgage notes payable                                                     35,321

Partners' Deficit
   General partner                                            $ (5,425)
   Limited partners (49,196 units issued and
      outstanding)                                             (11,674)      (17,099)
                                                                            $ 19,503

                See Accompanying Notes to Financial Statements

b)

                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                               2002           2001
Revenues:
   Rental income                                              $2,669         $2,776
   Other income                                                  177            172
   Casualty gain (Note C)                                         --             57
      Total revenues                                           2,846          3,005

Expenses:
   Operating                                                   1,039          1,230
   General and administrative                                    110            165
   Depreciation                                                  585            570
   Interest                                                      647            558
   Property taxes                                                188            180
      Total expenses                                           2,569          2,703

Net income                                                     $ 277         $ 302

Net income allocated to general partner (1%)                    $ 3           $ 3
Net income allocated to limited partners (99%)                   274            299

                                                               $ 277         $ 302

Net income per limited partnership unit                       $ 5.57         $ 6.08

Distribution per limited partnership unit                      $ --          $11.67

                See Accompanying Notes to Financial Statements


c)

                        CONSOLIDATED CAPITAL GROWTH FUND
                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions         49,196          $ 1       $ 49,196     $ 49,197

Partners' deficit at
   December 31, 2001                   49,196        $(5,428)    $(11,948)    $(17,376)

Net income for the three months
   ended March 31, 2002                    --              3          274          277

Partners' deficit at
   March 31, 2002                      49,196        $(5,425)    $(11,674)    $(17,099)

                See Accompanying Notes to Financial Statements


d)

                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Three Months Ended
                                                                       March 31,
                                                                   2002         2001
Cash flows from operating activities:
  Net income                                                      $ 277        $ 302
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                    585          570
     Amortization of loan costs                                       17           19
     Casualty gain                                                    --          (57)
     Change in accounts:
      Receivables and deposits                                      (104)        (101)
      Other assets                                                  (247)        (168)
      Accounts payable                                                35         (200)
      Tenant security deposit liabilities                              8           21
      Accrued property taxes                                         177          180
      Other liabilities                                              207          (89)
        Net cash provided by operating activities                    955          477

Cash flows from investing activities:
  Property improvements and replacements                            (177)        (489)
  Net withdrawals from restricted escrows                            235           52
  Insurance proceeds received                                         --           76
        Net cash provided by (used in) investing activities           58         (361)

Cash flows from financing activities:
  Principal payments on mortgage note payable                        (61)          --
  Distributions to partners                                           --         (580)
        Net cash used in financing activities                        (61)        (580)

Net increase (decrease) in cash and cash equivalents                 952         (464)
Cash and cash equivalents at beginning of period                     644        1,340
Cash and cash equivalents at end of period                       $ 1,596       $ 876

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 630        $ 539

                See Accompanying Notes to Financial Statements


e)
                        CONSOLIDATED CAPITAL GROWTH FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $145,000 and $150,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $88,000 and $106,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $2,000 and $19,000 for the three months ended March 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to the investment properties.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. No fee was paid during the three months ended March 31, 2002. During the three months ended March 31, 2001, affiliates of the General Partner received approximately $52,000 for providing these services, which is included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $135,000 and $187,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Event

During the three months ended March 31, 2001, a net casualty gain of approximately $57,000 was recorded at Doral Springs Apartments. The casualty gain related to a flood that occurred in October 2000. The gain was a result of insurance proceeds of approximately $76,000 and the write-off of the net book value of the destroyed assets totaling approximately $19,000.

Note D - Legal Proceedings

The Partnership is a party to a certain legal action resulting from its operating activities. This action is a routine litigation and administrative proceeding arising in the ordinary course of business and is not expected to have a material adverse effect on the financial condition or results of operations of the Partnership.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
Property                                            2002        2001

Breckinridge Square                                  84%        89%
  Louisville, Kentucky
Churchill Park                                       74%        86%
  Louisville, Kentucky
The Lakes                                            86%        89%
  Raleigh, North Carolina
Doral Springs                                        94%        98%
  Miami, Florida

The General Partner attributes the decrease in occupancy at all of the investment properties to a slower economy and recent job layoffs.

Results of Operations

The Partnership's net income for the three months ended March 31, 2002 and 2001 was approximately $277,000 and $302,000, respectively. The decrease in net income is due to a decrease in total revenues which was offset by a decrease in total expenses. Total revenues decreased due to decreases in rental income and the recognition of a casualty gain in 2001 (see "Item 1. Financial Statements - Note C"). Rental income decreased due to a decrease in average occupancy at all four of the investment properties and due to a decrease in average rental rates at Breckenridge Square Apartments, Churchill Park Apartments, and The Lakes Apartments.

Total expenses decreased due to decreases in operating and general and administrative expenses partially offset by an increase in interest expense. Operating expense decreased due to decreases in utility expense, and salary expense at all four investment properties. Interest expense increased due to the refinancing of the mortgage encumbering Doral Springs Apartments in June of 2001 which resulted in a larger loan balance.

General and administrative expenses decreased due to a decrease in partnership management fees which is the result of no cash being distributed from operations to the partners during the three months ended March 31, 2002. Included in general and administrative expenses are reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $1,596,000 compared to approximately $876,000 at March 31, 2001. The increase in cash and cash equivalents of approximately $952,000 for the three months ended March 31, 2002, from the Partnership's calendar year end of December 31, 2001, is due to approximately $955,000 and $58,000 of cash provided by operating and investing activities, respectively, which was partially offset by approximately $61,000 of cash used in financing activities. Cash provided by investing activities consisted of net withdrawals from restricted escrows, partially offset by property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgage encumbering Doral Springs Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Breckinridge Square Apartments: For 2002, the Partnership has budgeted approximately $159,000 for capital improvements for HVAC, appliance, water meter and floor covering replacements. The Partnership completed approximately $63,000 in capital expenditures at Breckinridge Square Apartments as of March 31, 2002, consisting primarily of heating upgrades, plumbing upgrades, and water heater, appliance and floor covering replacements. These improvements were funded primarily from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Churchill Park Apartments: For 2002, the Partnership has budgeted approximately $207,000 for capital improvements for major painting, door, air conditioning and floor covering replacements and water conservation enhancement. The Partnership completed approximately $38,000 in capital expenditures at Churchill Park
Apartments as of March 31, 2002, consisting primarily of sewer upgrades and floor covering replacements. These improvements were funded primarily from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lakes Apartments: For 2002, the Partnership has budgeted approximately $201,000 for capital improvements, consisting primarily of water heater, floor covering and appliance replacements. The Partnership completed approximately $45,000 in capital expenditures at The Lakes Apartments as of March 31, 2002, consisting primarily of floor covering replacements. These improvements were funded primarily from operations and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Doral Springs Apartments: For 2002, the Partnership has budgeted approximately $122,000 for capital improvements, consisting primarily of air conditioning, floor covering and appliance replacements. The Partnership completed approximately $31,000 in budgeted expenditures at Doral Springs Apartments as of March 31, 2002, consisting primarily of roof, appliance and floor covering replacements. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness is approximately $35,321,000, of which approximately $24,690,000 requires monthly interest only payments. These notes require balloon payments on December 1, 2005. The remaining indebtedness, approximately $10,631,000, is required to make monthly principal and interest payments of approximately $60,000. This note will be fully amortized when it matures on July 1, 2021. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):

                  Three Months     Per Limited      Three Months     Per Limited
                     Ended         Partnership         Ended         Partnership
                 March 31, 2002        Unit        March 31, 2001        Unit

Operations           $ --             $ --            $ 580            $11.67

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 31,398.25 limited partnership units (the "Units") in the Partnership representing 63.82% of the outstanding Units at March 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.82% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

The Partnership is a party to a certain legal action resulting from its operating activities. This action is a routine litigation and administrative proceeding arising in the ordinary course of business and is not expected to have a material adverse effect on the financial condition or results of operations of the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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