Form 10QSB
period 2002-06-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 2002-08-14
CIK 201529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934


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


                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                        CONSOLIDATED CAPITAL GROWTH FUND
                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $ 467
   Receivables and deposits                                                      524
   Restricted escrows                                                             58
   Other assets                                                                  785
   Investment properties:
      Land                                                    $ 4,610
      Buildings and related personal property                   44,097
                                                                          48,707
      Less accumulated depreciation                            (32,543)       16,164
                                                                            $ 17,998

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 129
   Tenant security deposit liabilities                                           306
   Accrued property taxes                                                        366
   Other liabilities                                                             650
   Mortgage notes payable                                                     35,260

Partners' Deficit
   General partner                                            $ (5,441)
   Limited partners (49,196 units issued and
      outstanding)                                             (13,272)      (18,713)
                                                                            $ 17,998

                   See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)


                                                 Three Months Ended        Six Months Ended
                                                      June 30,                 June 30,
                                                  2002         2001        2002        2001
Revenues:                                                   (Restated)              (Restated)
   Rental income                                $ 2,590      $ 2,887      $ 5,259     $ 5,663
   Other income                                     140          140          317         312
   Casualty gain (Note C)                            --           --           --          57
       Total revenues                             2,730        3,027        5,576       6,032

Expenses:
   Operating                                      1,155        1,231        2,194       2,461
   General and administrative                       246          167          356         332
   Depreciation                                     589          577        1,174       1,147
   Interest                                         645          566        1,292       1,124
   Property taxes                                   189          212          377         392
   Loss on early extinguishment of debt
     (Note D)                                        --           64           --          64
       Total expenses                             2,824        2,817        5,393       5,520

Net (loss) income                                $ (94)       $ 210        $ 183       $ 512

Net (loss) income allocated to general
   partner (1%)                                   $ (1)        $ 2          $ 2         $ 5
Net (loss) income allocated to limited
   partners (99%)                                   (93)         208          181         507

                                                 $ (94)       $ 210        $ 183       $ 512

Net (loss) income per limited partnership
   unit                                         $ (1.89)      $ 4.23      $ 3.68      $ 10.31

Distribution per limited partnership unit       $ 30.59      $ 10.40      $ 30.59     $ 22.07


                   See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions         49,196          $ 1       $ 49,196     $ 49,197

Partners' deficit at
   December 31, 2001                   49,196        $(5,428)     $(11,948)   $(17,376)

Distribution to partners                   --            (15)      (1,505)      (1,520)

Net income for the six months
   ended June 30, 2002                     --              2          181          183

Partners' deficit at
   June 30, 2002                       49,196        $(5,441)    $(13,272)    $(18,713)

                   See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 183        $ 512
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                 1,174        1,147
     Amortization of loan costs                                      34           39
     Bad debt expense, net                                           --           85
     Casualty gain                                                   --          (57)
     Loss on early extinguishment of debt                            --           64
     Change in accounts:
      Receivables and deposits                                     (225)        (774)
      Other assets                                                 (161)         (95)
      Accounts payable                                              (17)        (181)
      Tenant security deposit liabilities                            29           42
      Accrued property taxes                                        366          327
      Other liabilities                                             219         (111)
        Net cash provided by operating activities                 1,602          998

Cash flows from investing activities:
  Property improvements and replacements                           (372)        (802)
  Net withdrawals from restricted escrows                           235           96
  Insurance proceeds received                                        --           76
        Net cash used in investing activities                      (137)        (630)

Cash flows from financing activities:
  Principal payments on mortgage notes payable                     (122)          --
  Distributions to partners                                      (1,520)      (1,097)
  Proceeds from refinancing                                          --       10,790
  Repayment of mortgage note payable                                 --       (6,000)
  Loan costs paid                                                    --         (356)
        Net cash (used in) provided by financing
          activities                                             (1,642)       3,337

Net (decrease) increase in cash and cash equivalents               (177)       3,705
Cash and cash equivalents at beginning of period                    644        1,340
Cash and cash equivalents at end of period                       $ 467       $ 5,045

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,259      $ 1,121

At December  31,  2000,  accounts  payable  included  approximately  $83,000 for
property   improvements  and   replacements   which  are  included  in  property
improvements and replacements for the six months ended June 30, 2001.

                   See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND
                     NOTES TO FINANCIAL STATEMENTS (continued)
                                   (Unaudited)




                        CONSOLIDATED CAPITAL GROWTH FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4,44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statements of operations have been restated to reflect the loss on early extinguishment of debt at Doral Springs Apartments (see "Note D") in operations rather than as an extraordinary item.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $285,000 and $304,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $174,000 and $192,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. During the six months ended June 30, 2002 and 2001, affiliates of the General Partner received approximately $135,000 and $98,000, respectively, for providing these services, which is included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $135,000 and $187,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Note D - Refinancing and Mortgage Note Payable

On June 28, 2001, the Partnership refinanced the mortgage encumbering Doral Springs Apartments. The refinancing replaced indebtedness of approximately $6,000,000 with a new mortgage in the amount of $10,790,000. The new mortgage carries a stated interest rate of 7.53%. Interest on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $87,000 are due monthly until the loan matures in July 2021 at which time the loan will be fully amortized. Total capitalized loan costs were approximately $356,000 at June 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $64,000 due to the write-off of unamortized loan costs.

Note E - Legal Proceedings

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
Property                                            2002        2001

Breckinridge Square                                  84%        90%
  Louisville, Kentucky
Churchill Park                                       75%        90%
  Louisville, Kentucky
The Lakes                                            84%        91%
  Raleigh, North Carolina
Doral Springs                                        95%        97%
  Miami, Florida

The General Partner attributes the decrease in occupancy at all of the investment properties to a slower economy and recent job layoffs.

Results of Operations

The Partnership's net loss for the three months ended June 30, 2002 was approximately $94,000 and net income for the six months ended June 30, 2002 was approximately $183,000 as compared to net income of approximately $210,000 and $512,000 for the three and six months ended June 30, 2001.

The decrease in net income for the three months ended June 30, 2002 is due to a decrease in total revenues and an increase in total expenses. The decrease in net income for the six months ended June 30, 2002 is due to a decrease in total revenues offset by a decrease in total expenses.

Total revenues decreased for the three and six months ended June 30, 2002 primarily due to a decrease in rental income and the recognition of a casualty gain in 2001 (see "Item 1. Financial Statements - Note C"). Rental income decreased due to a decrease in average occupancy at all four of the investment properties and due to a decrease in average rental rates at Breckenridge Square Apartments, Churchill Park Apartments, and The Lakes Apartments.

Total expenses for the three months ended June 30, 2002 increased due to increases in interest and general and administrative expenses offset by a decrease in operating expenses and the recognition of a loss on early extinguishment of debt as a result of the refinancing of the mortgage encumbering Doral Springs in June 2001 see "Item 1. Financial Statements - Note D"). Total expenses decreased for the six months ended June 30, 2002 due to a decrease in operating expenses and the recognition of a loss on early extinguishment of debt partially offset by an increase in interest expense. Operating expense decreased due to decreases in utility expense and salary expense at all four investment properties. Interest expense increased due to the refinancing of the mortgage encumbering Doral Springs Apartments in June of 2001 which resulted in a larger loan balance.

General and administrative expenses increased due to an increase in partnership management fees which is the result of more cash from operations being distributed to the partners during the three and six months ended June 30, 2002. Included in general and administrative expenses for the three and six months ended June 30, 2002 and 2001 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $467,000 compared to approximately $5,045,000 at June 30, 2001. Cash and cash equivalents decreased approximately $177,000 from December 31, 2001 due to approximately $1,642,000 of cash used in financing and approximately $137,000 of cash used in investing activities partially offset by approximately $1,602,000 of cash provided by operating activities. Cash used by investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted of principal payments on the mortgage encumbering Doral Springs Apartments and distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

Breckinridge Square Apartments: For 2002, the Partnership has budgeted approximately $147,000 for capital improvements for HVAC, appliance, water meter and floor covering replacements. The Partnership completed approximately $108,000 in capital expenditures at Breckinridge Square Apartments during the six months ended June 30, 2002, consisting primarily of plumbing fixtures, heating upgrades, water heaters, and appliance and floor covering replacements. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Churchill Park Apartments: For 2002, the Partnership has budgeted approximately $208,000 for capital improvements for interior painting of common areas, water conservation enhancement, and door, air conditioning and floor covering replacements. The Partnership completed approximately $86,000 in capital expenditures at Churchill Park Apartments as of June 30, 2002, consisting primarily of air conditioning and plumbing upgrades, floor covering, water/sewer upgrades, and appliance replacements. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Lakes Apartments: For 2002, the Partnership has budgeted approximately $205,000 for capital improvements, consisting primarily of floor covering, appliance, and water heater replacements. The Partnership completed approximately $134,000 in capital expenditures at The Lakes Apartments as of June 30, 2002, consisting primarily of structural improvements and floor covering and water heater replacements. These improvements were funded from operations and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property and replacement reserves.

Doral Springs Apartments: For 2002, the Partnership has budgeted approximately $108,000 for capital improvements, consisting primarily of floor covering, air conditioning and appliance replacements. The Partnership completed approximately $44,000 in capital expenditures at Doral Springs Apartments as of June 30, 2002, consisting primarily of office computers, roofing, lighting, and floor covering and appliance replacements. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness is approximately $35,260,000 of which approximately $24,690,000 requires monthly interest only payments. These notes require balloon payments on December 1, 2005. The remaining indebtedness, approximately $10,570,000, requires monthly principal and interest payments of approximately $54,000. This note will be fully amortized when it matures on July 1, 2021. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):

                     Six Months        Per Limited      Six Months      Per Limited
                        Ended          Partnership         Ended        Partnership
                    June 30, 2002         Unit         June 30, 2001        Unit

Operations             $1,520            $30.59           $1,097          $ 22.07

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 31,439.25 limited partnership units (the "Units") in the Partnership representing 63.91% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.91% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnerships and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

Exhibit 3.1, Certificate of Limited Partnership (incorporated by reference to Registration Statement of Registrant (File No. 2-57960) filed March 30, 1978, as amended to date).

Exhibit 3.2, Agreement of Limited Partnership (Exhibit A to the Prospectus of Registrant dated February 25, 1977 is incorporated herein by reference).

Exhibit  99,  Certification  of Chief  Executive  Officer  and  Chief  Financial
Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    CONSOLIDATED CAPITAL GROWTH FUND


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Growth Fund (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.