Form 10QSB
period 2002-09-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 2002-11-13
CIK 201529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002

Assets
   Cash and cash equivalents                                                $  1,089
   Receivables and deposits                                                      673
   Restricted escrows                                                             21
   Other assets                                                                  686
   Investment properties:
      Land                                                    $ 4,610
      Buildings and related personal property                   44,551
                                                                49,161
      Less accumulated depreciation                            (33,099)       16,062
                                                                            $ 18,531

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 129
   Tenant security deposit liabilities                                           313
   Accrued property taxes                                                        541
   Other liabilities                                                             683
   Mortgage notes payable                                                     35,197

Partners' Deficit
   General partner                                            $ (5,437)
   Limited partners (49,196 units issued and
      outstanding)                                             (12,895)      (18,332)
                                                                            $ 18,531

                   See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                 Three Months Ended        Nine Months Ended
                                                    September 30,            September 30,
                                                  2002         2001        2002        2001
Revenues:                                                                           (Restated)
   Rental income                                $ 2,689      $ 2,903      $ 7,948     $ 8,566
   Other income                                     224          175          541         487
   Casualty gain (Note C)                            --           23           --          80
       Total revenues                             2,913        3,101        8,489       9,133

Expenses:
   Operating                                      1,044        1,307        3,238       3,768
   General and administrative                       104          117          460         449
   Depreciation                                     556          560        1,730       1,707
   Interest                                         645          648        1,937       1,772
   Property taxes                                   183          188          560         580
   Loss on early extinguishment of debt
     (Note D)                                        --           --           --          64
       Total expenses                             2,532        2,820        7,925       8,340

Net income                                       $ 381        $ 281        $ 564       $ 793

Net income allocated to general partner
   (1%)                                           $ 4          $ 3          $ 6         $ 8
Net income allocated to limited partners
   (99%)                                            377          278          558         785

                                                 $ 381        $ 281        $ 564       $ 793

Net income per limited partnership unit          $ 7.66       $ 5.65      $ 11.34     $ 15.96

Distribution per limited partnership unit         $ --       $ 79.12      $ 30.59     $101.19

                   See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions         49,196          $ 1       $ 49,196     $ 49,197

Partners' deficit at
   December 31, 2001                   49,196        $(5,428)     $(11,948)   $(17,376)

Distribution to partners                   --            (15)      (1,505)      (1,520)

Net income for the nine months
   ended September 30, 2002                --              6          558          564

Partners' deficit at
   September 30, 2002                  49,196        $(5,437)    $(12,895)    $(18,332)

                   See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2002         2001
Cash flows from operating activities:
  Net income                                                     $ 564        $ 793
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                 1,730        1,707
     Amortization of loan costs                                      51           56
     Bad debt expense, net                                          239          126
     Casualty gain                                                   --          (80)
     Loss on early extinguishment of debt                            --           64
     Change in accounts:
      Receivables and deposits                                     (613)        (463)
      Other assets                                                  (79)         (69)
      Accounts payable                                              (17)        (138)
      Tenant security deposit liabilities                            36           47
      Accrued property taxes                                        541          507
      Other liabilities                                             252         (144)
        Net cash provided by operating activities                 2,704        2,406

Cash flows from investing activities:
  Property improvements and replacements                           (826)      (1,532)
  Net withdrawals from restricted escrows                           272          272
  Insurance proceeds received                                        --          115
        Net cash used in investing activities                      (554)      (1,145)

Cash flows from financing activities:
  Principal payments on mortgage notes payable                     (185)         (39)
  Distributions to partners                                      (1,520)      (5,610)
  Proceeds from refinancing                                          --       10,790
  Repayment of mortgage note payable                                 --       (6,000)
  Loan costs paid                                                    --         (371)
        Net cash used in financing activities                    (1,705)      (1,230)

Net increase in cash and cash equivalents                           445           31
Cash and cash equivalents at beginning of period                    644        1,340
Cash and cash equivalents at end of period                      $ 1,089      $ 1,371

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,886      $ 1,686

At December  31,  2000,  accounts  payable  included  approximately  $83,000 for
property   improvements  and   replacements   which  are  included  in  property
improvements and replacements for the nine months ended September 30, 2001.

                   See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $432,000 and $462,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $266,000 and $724,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $8,000 and $464,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management fees are calculated based upon a percentage of current year additions to the investment properties.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. During the nine months ended September 30, 2002 and 2001, affiliates of the General Partner received approximately $135,000 and $105,000, respectively, for providing these services, which is included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $135,000 and $187,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Event

During the nine months ended September 30, 2001, a net casualty gain of approximately $80,000 was recorded at Doral Springs Apartments. Approximately $57,000 of this gain related to a flood that occurred in October 2000. This gain was a result of the receipt of insurance proceeds of approximately $76,000 reduced by the write-off of the net book value of the destroyed assets totaling approximately $19,000. Approximately $23,000 of this gain related to sewer and water line damage that occurred in November 2000. This gain was a result of the receipt of insurance proceeds of $39,000 reduced by the write-off of the net book value of the destroyed assets totaling approximately $16,000.

Note D - Refinancing and Mortgage Note Payable

On June 28, 2001, the Partnership refinanced the mortgage encumbering Doral Springs Apartments. The refinancing replaced indebtedness of approximately $6,000,000 with a new mortgage in the amount of $10,790,000. The new mortgage carries a stated interest rate of 7.53%. Interest on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $87,000 are due monthly until the loan matures in July 2021 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $371,000 at September 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $64,000 due to the write-off of unamortized loan costs.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
Property                                            2002        2001

Breckinridge Square                                  88%        90%
  Louisville, Kentucky
Churchill Park                                       79%        90%
  Louisville, Kentucky
The Lakes                                            87%        92%
  Raleigh, North Carolina
Doral Springs                                        94%        97%
  Miami, Florida

The General Partner attributes the decrease in occupancy at all of the investment properties to a slower economy and recent job layoffs.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2002 was approximately $381,000 and $564,000, respectively, as compared to net income of approximately $281,000 and $793,000 for the three and nine months ended September 30, 2001. The increase in income for the three months ended September 30, 2002 is due to a decrease in total expenses, offset by a decrease in total revenue. The decrease in net income for the nine months ended September 30, 2002 is due to a decrease in total revenue offset by a decrease in total expenses.

Total revenues decreased for the three and nine months ended September 30, 2002 primarily due to a decrease in rental income and the recognition of a casualty gain in 2001 (see "Item 1. Financial Statements - Note C"). Rental income decreased due to a decrease in average occupancy at all four of the investment properties and due to a decrease in average rental rates at Breckenridge Square Apartments, Churchill Park Apartments, and The Lakes Apartments.

Total expenses for the three months ended September 30, 2002 decreased due to a decrease in operating expenses. Total expenses decreased for the nine months ended September 30, 2002 due to a decrease in operating expense and the recognition of a loss on early extinguishment of debt as a result of the refinancing of the mortgage encumbering Doral Springs in June 2001 (see "Item 1. Financial Statements - Note D"), partially offset by an increase in interest expense. Operating expense decreased due to decreases in utility expense and salary expense at all four investment properties. Interest expense increased due to the refinancing of the mortgage encumbering Doral Springs Apartments in June of 2001 which resulted in a larger loan balance.

Included in general and administrative expense for the three and nine months ended September 30, 2002 and 2001 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $1,089,000 compared to approximately $1,371,000 at September 30, 2001. Cash and cash equivalents increased approximately $445,000 from December 31, 2001 due to approximately $2,704,000 of cash provided by operating activities partially offset by approximately $554,000 of cash used in investing activities and approximately $1,705,000 of cash used in financing activities. Cash used by investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted of principal payments on the mortgage encumbering Doral Springs Apartments and distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, local, legal and regulatory requirements. The General Partners monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Breckinridge Square Apartments: For 2002, the Partnership has budgeted approximately $168,000 for capital improvements for HVAC, appliance, water meter and floor covering replacements. The Partnership has spent approximately $211,000 in budgeted and unbudgeted capital expenditures at Breckinridge Square Apartments during the nine months ended September 30, 2002, consisting primarily of plumbing fixtures, water heaters and appliances, HVAC and floor covering replacements. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Churchill Park Apartments: For 2002, the Partnership has budgeted approximately $304,000 for capital improvements for interior painting of common areas, water conservation enhancement, and door, air conditioning and floor covering replacements. The Partnership completed approximately $219,000 in capital expenditures at Churchill Park Apartments as of September 30, 2002, consisting primarily of air conditioning and plumbing upgrades, floor covering, water/sewer upgrades, and appliance and door replacements. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Lakes Apartments: For 2002, the Partnership has budgeted approximately $251,000 for capital improvements, consisting primarily of lighting, floor covering, appliance, and water heater replacements. The Partnership has spent approximately $304,000 in budgeted and unbudgeted capital expenditures at The Lakes Apartments as of September 30, 2002, consisting primarily of structural improvements and floor covering and water heater replacements. These improvements were funded from operations and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property and replacement reserves.

Doral Springs Apartments: For 2002, the Partnership has budgeted approximately $134,000 for capital improvements, consisting primarily of floor covering, air conditioning and appliance replacements. The Partnership completed approximately $92,000 in capital expenditures at Doral Springs Apartments as of September 30, 2002, consisting primarily of office computers, air conditioning, lighting, and floor covering, appliance and major sewer replacements. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness is approximately $35,197,000 of which approximately $24,690,000 requires monthly interest only payments. These notes require balloon payments on December 1, 2005. The remaining indebtedness, approximately $10,507,000, requires monthly principal and interest payments of approximately $87,000. This note is scheduled to be fully amortized when it matures on July 1, 2021. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                           Nine Months      Per Limited      Nine Months      Per Limited
                              Ended         Partnership         Ended         Partnership
                        September 30, 2002      Unit     September 30, 2001      Unit

Operations                    $1,520           $30.59          $1,177           $ 23.68
Refinancing proceeds
  (1)                             --               --           4,433             77.51
                              $1,520           $30.59          $5,610           $101.19

(1) Refinancing proceeds from Doral Springs Apartments.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 31,732.75 limited partnership units (the "Units") in the Partnership representing 64.51% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on September 27, 2002 a tender offer by AIMCO Properties, L.P., to acquire any and all of the Units not owned by affiliates of AIMCO for a purchase price of $120.00 per Unit expired. Pursuant to this offer, AIMCO acquired 293.5 Units during the quarter ended September 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 64.51% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weakness exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

                  Exhibit 3.2, Agreement of Limited Partnership (Exhibit A to the Prospectus of Registrant dated February 25, 1977 is incorporated herein by reference).

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                                    CONSOLIDATED CAPITAL GROWTH FUND


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Consolidated Capital Growth Fund;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive Vice President of ConCap Equities
                                    Inc.,equivalent of the chief executive
                                    officer  of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Consolidated Capital Growth Fund;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of ConCap Equities Inc., equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Growth Fund (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date: November 13, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.