Form 10KSB
period 2002-12-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 2003-03-31
CIK 201529

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934

                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $11,339,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. Starting in 1977 through 1980, during its acquisition phase, the Partnership acquired twenty-five existing properties. The Partnership continues to own and operate four of these properties. All but one of these properties, Breckinridge Square Apartments, were previously sold and have been reacquired by the Partnership after the borrowers were unable to perform under the terms of their note agreements. See "Item 2. Description of Properties".

Commencing February 25, 1977, the Partnership offered pursuant to a Registration Statement filed with the Securities and Exchange Commission 50,000 Units of Limited Partnership interest (the "Units") at a purchase price of $1,000 per unit. The sale of Units closed on October 10, 1978, with 49,196 Units sold at $1,000 each, or gross proceeds of approximately $49,196,000 to the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

The Partnership has no employees. Management and administrative services are performed by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:


                                     Date of
Property                            Purchase        Type of Ownership          Use

Breckinridge Square Apartments (1)    10/78    Fee ownership, subject to   Apartment
  Louisville, Kentucky                         first mortgage              294 units

Churchill Park Apartments             05/90    Fee ownership, subject to   Apartment
  Louisville, Kentucky                         first mortgage              384 units

The Lakes Apartments                  05/88    Fee ownership, subject to   Apartment
  Raleigh, North Carolina                      first mortgage              600 units

Doral Springs Apartments              11/87    Fee ownership, subject to   Apartment
  Miami, Florida                               first mortgage              368 units

(1) This property was sold in January 2003. In accordance with Statement of Financial Accounting Standards No. 144, the assets and liabilities of the property have been classified as held for sale at December 31, 2002 and the operations of the property have been shown as income from discontinued operations for the years ended December 31, 2002 and 2001.

The Partnership sold Breckinridge Square Apartments to an unrelated third party for approximately $11,400,000. After payment of closing costs, the gain on the sale of Breckinridge Square Apartments was approximately $8,300,000. Breckinridge Square Apartments had revenues of approximately $2,069,000 and $2,142,000 and net income of approximately $247,000 and $158,000 for the years ended December 31, 2002 and 2001, respectively. As a result of the transaction and after repayment of the mortgage note payable, net sales proceeds of approximately $4,315,000 were distributed to the investors.


Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                             Gross
                           Carrying    Accumulated                          Federal
Property                     Value    Depreciation     Rate     Method     Tax Basis
                               (in thousands)                           (in thousands)
Churchill Park
  Apartments                  9,705        6,239     5-30 yrs    S/L        $ 4,013
The Lakes Apartments         16,690       11,642     5-30 yrs    S/L          7,661
Doral Springs
   Apartments                13,253        8,316     5-30 yrs    S/L          7,178

     Total                  $39,648      $26,197                            $18,852

See  "Note  A" to the  financial  statements  included  in  "Item  7.  Financial
Statements"   for  a  description   of  the   Partnership's   depreciation   and
capitalization policies.

The gross carrying value, accumulated depreciation and federal tax basis of Breckinridge Square Apartments, which is included in assets held for sale, was approximately $9,616,000, $7,474,000, and $2,425,000, respectively at December 31, 2002.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                           Principal                                        Principal
                          Balance At                                         Balance
                         December 31,    Interest    Period    Maturity       Due At
       Property              2002          Rate     Amortized    Date      Maturity (2)
                        (in thousands)                                    (in thousands)

Churchill Park
 Apartments                   6,450       6.95%        (1)     12/01/05        6,450

The Lakes Apartments         12,240       6.95%        (1)     12/01/05       12,240

Doral Springs
  Apartments                 10,443       7.53%      20 yrs    07/01/21           --

      Total                 $29,133                                          $18,690

(1)   Interest only payments

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

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

The loan encumbering Breckinridge Square Apartments of approximately $6,000,000, which is included in liabilities related to assets held for sale, was repaid subsequent to December 31, 2002 (see Item 7. Financial Statements, Note H - Subsequent Event).

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2002 and 2001 for each property.

                                       Average Annual            Average Annual
                                        Rental Rates               Occupancy
                                   (per unit)
 Property                             2002         2001         2002        2001

 Churchill Park Apartments            7,052        7,467        82%          87%
 The Lakes Apartments                 7,396        7,552        87%          92%
 Doral Springs Apartments             9,108        8,913        94%          97%

The General Partner attributes the decrease in occupancy at Churchill Apartments to a slower economy and a lower demand for student housing in the area. The General Partner attributes the decrease in occupancy at The Lakes and Doral Springs Apartments to a slow economy and job reductions in the local markets.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. The properties are apartment complexes which lease units for lease terms of one year or less. As of December 31, 2002, no tenant leases 10% or more of the available rental space. All of the properties are in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were:

                                           2002             2002
                                          Billing            Rate
                                      (in thousands)

Churchill Park Apartments                   103             0.92%
The Lakes Apartments                        224             0.95%
Doral Springs Apartments                    495             2.10%


Capital Improvements

Breckinridge Square: The Partnership completed approximately $235,000 in capital expenditures at Breckinridge Square, consisting primarily of structural, floor covering replacements, air conditioning, plumbing fixtures, appliances, and office computers. Those improvements were funded from operations. On January 16, 2003, Breckinridge Square Apartments was sold to an unrelated third party.

Churchill Park: The Partnership completed approximately $272,000 in capital expenditures at Churchill Park, consisting primarily of floor covering replacements, air conditioning units, plumbing fixtures, water and sewer upgrades, fire safety equipment, and appliances. Those improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $115,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Lakes: The Partnership completed approximately $309,000 in capital expenditures at The Lakes, consisting primarily of structural upgrades, floor covering replacements, appliances, and office computers. Those improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $180,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Doral Springs: The Partnership completed approximately $113,000 in capital expenditures at Doral Springs, consisting primarily of lighting, floor covering replacements, roof upgrades, air conditioning, appliances, and office computers. Those improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $110,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 49,196 limited partnership units aggregating $49,196,000. The Partnership currently has 2,014 holders of record owning an aggregate of 49,196 Units. Affiliates of the General Partner owned 31,755.75 units or approximately 64.55% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2002 and 2001 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further detail)(in thousands, except per unit data).


                               Year         Per Limited         Year         Per Limited
                              Ended         Partnership         Ended        Partnership
                        December 31, 2002       Unit     December 31, 2001       Unit

Operations                    $1,732           $34.86          $1,998           $40.18
Refinancing
  proceeds (1)                   --               --            4,433            77.51
                              $1,732           $34.86          $6,431           $117.69

(1) Refinancing proceeds from Doral Springs Apartments.

Subsequent to December 31, 2002, approximately $4,315,000 was distributed to the partners related to the sale of Breckenridge Square Apartments (approximately $3,711,000 to the limited partners or $75.43 per limited partnership unit).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2003 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 31,755.75 limited partnership units (the "Units") in the Partnership representing 64.55% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 64.55% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained in this report.

Results of Operations

The Partnership's net income for the years ended December 31, 2002 and 2001 was approximately $421,000 and $800,000, respectively. The decrease in net income for the year ended December 31, 2002 is due to a decrease in total revenue offset by a decrease in total expenses. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Breckinridge Square Apartments as income from discontinued operations.

On January 16, 2003, the Partnership sold Breckinridge Square Apartments to an unrelated third party for approximately $11,400,000. After payment of closing costs, the gain on the sale of Breckinridge Square Apartments was approximately $8,300,000. Breckinridge Square Apartments had revenues of approximately $2,069,000 and $2,142,000 and net income of approximately $247,000 and $159,000 for the years ended December 31, 2002 and 2001, respectively.

Excluding the discontinued operations, income for the years ended December 31, 2002 and 2001 was approximately $174,000 and $641,000, respectively. The decrease in net income is due to a decrease in total revenues offset by a decrease in total expenses. Total revenues decreased for the year ended December 31, 2002 primarily due to decreases in rental income and a casualty gain recognized in 2001 offset by an increase in other income at the three remaining investment properties. Rental revenue decreased due to decreases in occupancy at the three remaining investment properties and a decrease in average rental rates at Churchill Park and The Lakes Apartments. Other income increased due to an increase in late fees at Doral Springs Apartments and lease cancellation fees at the three remaining investment properties.

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

Total expenses decreased for the year ended December 31, 2002 due to a decrease in operating and general and administrative expenses offset by an increase in interest and property tax expense. Operating expense decreased due to decreases in utility expense and salary expense at all three investment properties and due to a decrease in maintenance expense caused by an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs at the properties (see Item 7 - Financial Statements, Note A - Organization and Significant Accounting Policies). payroll related costs (see Item 7 - Financial Statements, Note A). Interest expense increased due to the refinancing of Doral Springs Apartments in June 2001 which resulted in a higher debt balance and an increased interest rate on the mortgage. Property tax expense increased due to an increase in the assessed value of Doral Springs Apartments.

General and administrative expenses decreased due to a decrease in partnership management fees which is the result of less cash from operations being distributed by the Partnership during the year ended December 31, 2002. Included in general and administrative expense for the years ended December 31, 2002 and 2001 are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $559,000 compared to approximately $644,000 at December 31, 2001. The decrease in cash and cash equivalents of approximately $85,000 is primarily due to approximately $837,000 and $1,981,000 of cash used in investing and financing activities, respectively, which was partially offset by approximately $2,733,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements which was partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of distributions to the partners and principal payments on mortgage notes payable. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal an regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $405,000. Additional improvements may be considered and will depend on the physical condition of the properties as will as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations and partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS 145 effective April 1, 2002. As a result, the accompanying statement of operations for December 31, 2001 has been restated to reflect the loss on early extinguishment of debt at Doral Springs Apartments in interest expense rather than as an extraordinary item.

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

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness is approximately $29,133,000. The mortgages for The Lakes Apartments and Churchill Park Apartments require monthly interest only payments. These notes require balloon payments on December 1, 2005. The mortgage encumbering Doral Springs Apartments is being amortized over 20 years and will be fully amortized on July 21, 2021. The mortgage indebtedness of Breckinridge Square Apartments was repaid subsequent to December 31, 2002 (see Item 7. Financial Statements, Note H - Subsequent Event). The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2002 and 2001 (in thousands, except per unit data).


                               Year         Per Limited         Year         Per Limited
                              Ended         Partnership         Ended        Partnership
                        December 31, 2002       Unit     December 31, 2001       Unit

Operations                    $1,732           $34.86          $1,998           $ 40.18
Refinancing
  proceeds (1)                    --               --           4,433             77.51
                              $1,732           $34.86          $6,431           $117.69

(1) Refinancing proceeds from Doral Springs Apartments.

Subsequent to December 31, 2000, approximately $4,315,000 was distributed to the partners related to the sale of Breckenridge Square Apartments (approximately $3,711,000 to the limited partners or $75.43 per limited partnership unit).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2003 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 31,755.75 limited partnership units (the "Units") in the Partnership representing 64.55% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 64.55% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over 30 days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2002

      Statements of Operations - Years ended December 31, 2002 and 2001

      Statements of Changes in Partners' Deficit - Years ended December 31, 2002 and 2001

      Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Financial Statements

                    Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Growth Fund


We have audited the accompanying balance sheet of Consolidated Capital Growth Fund as of December 31, 2002, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Growth Fund at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64." As a result, the accompanying financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 2003

                        CONSOLIDATED CAPITAL GROWTH FUND

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002


Assets
   Cash and cash equivalents                                                 $ 559
   Receivables and deposits                                                     390
   Restricted escrows                                                           201
   Other assets                                                                 544
   Investment properties (Notes B and D):
      Land                                                    $ 3,969
      Buildings and related personal property                  35,679
                                                               39,648
      Less accumulated depreciation                           (26,197)       13,451
      Assets held for sale                                                    2,259
                                                                           $ 17,404


Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 224
   Tenant security deposit liabilities                                          265
   Other liabilities                                                            351
   Mortgage notes payable (Note B)                                           29,133
   Liabilities related to assets held for sale                                6,118

Partners' Deficit
   General partner                                            $ (5,441)
   Limited partners (49,196 units issued and
      outstanding)                                            (13,246)      (18,687)
                                                                           $ 17,404

                      See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                             Years Ended December 31,
                                                                2002          2001
                                                                           (Restated)
Revenues:
  Rental income                                               $ 8,636        $ 9,398
  Other income                                                     634           501
  Casualty gain (Note F)                                            --            80
      Total revenues                                             9,270         9,979

Expenses:
  Operating                                                      3,580         3,961
  General and administrative                                       538           670
  Depreciation                                                   1,986         1,987
  Interest                                                       2,149         2,055
  Property taxes                                                   843           665
      Total expenses                                             9,096         9,338

Income from continuing operations                                  174           641
Income from discontinued operations (Note H)                       247           159
Net income                                                     $ 421          $ 800

Net income allocated to general partner (1%)                    $ 4            $ 8
Net income allocated to limited partners (99%)                     417           792
                                                               $ 421          $ 800
Per limited partnership unit:

  Income from continuing operations                            $ 3.50        $ 12.90
  Income from discontinued operations                             4.97          3.20
Net income                                                     $ 8.47        $ 16.10

Distributions per limited partnership unit                    $ 34.86       $ 117.69

                      See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                      Limited
                                    Partnership      General      Limited
                                       Units         Partner      Partners      Total

Original capital contributions         49,196          $ 1        $ 49,196     $ 49,197

Partners' deficit at
  December 31, 2000                    49,196        $ (4,795)    $ (6,950)    $(11,745)

Distribution to partners                   --           (641)       (5,790)      (6,431)

Net income for the year ended
  December 31, 2001                        --              8           792          800

Partners' deficit at
  December 31, 2001                    49,196         (5,428)      (11,948)     (17,376)

Distribution to partners                   --            (17)       (1,715)      (1,732)

Net income for the year ended
  December 31, 2002                        --              4           417          421

Partners' deficit at
  December 31, 2002                    49,196       $ (5,441)     $(13,246)    $(18,687)


                      See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 Years Ended December 31,
                                                                     2002         2001

Cash flows from operating activities:
  Net income                                                        $ 421         $ 800
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                    2,302         2,284
     Amortization of loan costs                                         69            75
     Casualty gain                                                      --           (80)
     Bad debt                                                          354           193
     Loss on early extinguishment of debt                               --            64
     Changes in assets and liabilities:
      Receivables and deposits                                        (505)         (195)
      Other assets                                                     (12)           14
      Accounts payable                                                 100          (176)
      Tenant security deposit liabilities                               30            36
      Accrued property taxes                                            --           (41)
      Other liabilities                                                (26)         (129)
            Net cash provided by operating activities                2,733         2,845

Cash flows from investing activities:
  Property improvements and replacements                              (929)       (1,637)
  Net withdrawals from restricted escrows                               92            91
  Insurance proceeds received                                           --           115
            Net cash used in investing activities                     (837)       (1,431)

Cash flows from financing activities:
  Distributions to partners                                         (1,732)       (6,431)
  Proceeds from mortgage note payable                                   --        10,790
  Repayment of mortgage note payable                                    --        (6,000)
  Loan costs paid                                                       --          (371)
  Principal payments on mortgage notes payable                        (249)          (98)
            Net cash used in financing activities                   (1,981)       (2,110)

Net decrease in cash and cash equivalents                              (85)         (696)

Cash and cash equivalents at beginning of the year                     644         1,340

Cash and cash equivalents at end of the year                        $ 559         $ 644


Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 2,513       $ 2,317

                      See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2002

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $468,000 at December 31, 2002 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: At December 31, 2002 approximately $201,000 is held in replacement reserve funds for certain capital replacements (as defined in the Replacement Reserve Agreement) at The Lakes Apartments.

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

Loan Costs: Loan costs of approximately $736,000, less accumulated amortization of approximately $287,000, are included in other assets and are being amortized by the straight-line method over the life of the loans. Amortization expense from continuing operations for the year ended December 31, 2002 and 2001, was $55,000 and $61,000, respectively. Amortization expense is expected to be $55,000 for each of the years 2003 and 2004, $52,000 for the year 2005 and $18,000 for the years 2006 and 2007.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over 30 days. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Partners' Deficit: The Limited Partnership Agreement ("Agreement") provides that net income and net losses from operations for both financial and tax reporting purposes shall be allocated 99% to the Limited Partners and 1% to the General Partner. Net income per limited partnership unit for both 2002 and 2001 was computed as 99% of net income divided by 49,196 units outstanding.

All distributions other than Surplus Funds distributions (as defined in the Agreement) are allocated 99% to the Limited Partners and 1% to the General Partner. Distributions of Surplus Funds were allocated 100% to the Limited
Partners until 1986 when the Limited Partners had received a return of their capital contributions plus a 10% cumulative return. Pursuant to the provisions of the Agreement, the General Partner has been entitled to 14% of Surplus Fund distributions since 1986. However, in connection with a settlement agreement between CEI and two affiliated partnerships, a portion of the General Partner's interest in the Partnership was assigned to the two affiliated partnerships. The two affiliated partnerships received distributions of approximately $14,000 and $513,000 from the Partnership during 2002 and 2001, respectively.

Investment Properties: Investment properties consist of four apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful like of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expressed as incurred.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2002 and 2001.

During 2001, AIMCO, an affiliate of the General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $91,000 in 2002 compared to 2001.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $130,000 and $161,000 from continuing operations for the years ended December 31, 2002 and 2001, respectively, were charged to operating expense as incurred.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's debt at the Partnership's incremental borrowing rate is approximately $30,296,000.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Breckinridge Square Apartments as income from discontinued operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS 145 effective April 1, 2002. As a result, the accompanying statement of operations for the year ended December 31, 2001 has been restated to reflect the loss on early extinguishment of debt at Doral Springs Apartments in interest expense rather than as an extraordinary item.

Note B - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                              Principal     Monthly                           Principal
                              Balance At    Payment    Stated                  Balance
                             December 31,  Including  Interest   Maturity      Due At
         Property                2002       Interest    Rate       Date       Maturity
                                 (in thousands)                            (in thousands)

Churchill Park
  Apartments                     6,450          37      6.95%    12/01/05        6,450

The Lakes Apartments            12,240          71      6.95%    12/01/05       12,240

Doral Springs Apartments        10,443          87      7.53%    07/01/21           --

      Total                    $29,133        $195                             $18,690

On June 28, 2001, the Partnership refinanced the mortgage encumbering Doral Springs Apartments. The refinancing replaced indebtedness of approximately $6,000,000 with a new mortgage in the amount of $10,790,000. The new mortgage carries a stated interest rate of 7.53%. Interest on the old mortgage was 7.33%. Principal and interest payments on the mortgage loan of approximately $87,000 are due monthly until the loan matures in July 2021 at which time the loan will be fully amortized. Total capitalized loan costs were approximately $371,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $64,000 due to the write-off of unamortized loan costs, which is included in interest expense.

The loan encumbering Breckinridge Square Apartments of approximately $6,000,000, which is included in liabilities related to assets held for sale, was repaid subsequent to December 31, 2002 (see Note H - Subsequent Event).

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes impose prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                               2003             $   268
                               2004                 289
                               2005              19,002
                               2006                 336
                               2007                 362
                            Thereafter            8,876
                                                $29,133

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $471,000 and $500,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses. Approximately $103,000 and $107,000 was paid to such affiliates for the years ended December 31, 2002 and 2001, respectively, which is included in income from discontinued operations for Breckinridge Square Apartments.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $320,000 and $876,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $26,000 and $495,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner received approximately $154,000 and $178,000 for the years ended December 31, 2002 and 2001, respectively, for providing these services, which is included in general and administrative expenses.

In connection with the refinancing of Doral Springs Apartments on June 28, 2001, the Partnership paid the General Partner a fee of approximately $108,000 pursuant to the Partnership Agreement. This fee was capitalized and included in other assets on the accompanying consolidated balance sheet and is being amortized over the life of the loan.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $190,000 and $187,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 31,755.75 limited partnership units (the "Units") in the Partnership representing 64.55% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 64.55% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note D - Investment Properties and Accumulated Depreciation


                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)

                                                             Buildings           Cost
                                                            and Related      Capitalized
                                                              Personal      Subsequent to
        Description            Encumbrances       Land        Property       Acquisition
                              (in thousands)                                (in thousands)

Churchill Park Apartments
  Louisville, Kentucky            $6,450          $ 566       $ 6,510          $ 2,629

The Lakes Apartments
  Raleigh, North Carolina          12,240           946         9,605            6,139

Doral Springs Apartments
  Miami, Florida                   10,443         2,848         8,492            1,913

Totals                           $ 29,133       $ 4,360       $24,607          $10,681



                           Gross Amount At Which
                                  Carried
                              At December 31, 2002
                                 (in thousands)

                                 Buildings
                                And Related
                                 Personal            Accumulated    Date of     Date    Depreciable
      Description        Land    Property    Total  Depreciation  Construction Acquired Life-Years
                                                   (in thousands)

Churchill Park
Apartments
  Louisville, Kentucky   $ 566    $ 9,139   $ 9,705    $ 6,239       1970      05/90     5-30

The Lakes Apartments
  Raleigh, North          946     15,744    16,690     11,642       1973      05/88     5-30
Carolina

Doral Springs
Apartments
  Miami, Florida         2,457     10,796    13,253      8,316    1972 - 1975  11/87     5-30

  Totals                $3,969    $35,679   $39,648    $26,197

The gross carrying value and accumulated depreciation of Breckenridge Square Apartments which sold subsequent to December 31, 2002 was approximately $9,616,000 and $7,474,000, respectively. These amounts are included in assets held for sale at December 31, 2002.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                       Years Ended December 31,
                                         2002             2001
                                            (in thousands)
Real Estate
Balance at beginning of year           $48,335          $46,872
  Property improvements                    929            1,554
  Assets held for sale                  (9,616)              --
  Disposals of property                     --              (91)
Balance at end of Year                 $39,648          $48,335

Accumulated Depreciation
Balance at beginning of year           $31,369          $29,141
  Additions charged to expense           2,302            2,284
  Assets held for sale                  (7,474)              --
  Disposals of property                     --              (56)
Balance at end of year                 $26,197          $31,369

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $46,555,000 and $45,625,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $25,278,000 and $23,307,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          2002          2001

Net income as reported                    $ 421        $ 800
Add (deduct):
  Fixed asset write-offs and
    casualty gain                            --           (80)
  Depreciation differences                  332           247
  Prepaid rent                               22           (97)
  Other                                      92            19

Federal taxable income                    $ 867        $ 889

Federal taxable income per
  limited partnership unit               $17.45        $17.88

The tax basis of the Partnership's assets and liabilities is approximately $11,636,000 greater than the assets and liabilities as reported in the financial statements.

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

Note H - Subsequent Event

On January 16, 2003, the Partnership sold Breckinridge Square Apartments to an unrelated third party for approximately $11,400,000. After payment of closing costs, the gain on the sale of Breckinridge Square Apartments was approximately $8,300,000. Breckinridge Square Apartments had revenues of approximately $2,069,000 and $2,142,000 and net income of approximately $247,000 and $159,000 for the years ended December 31, 2002 and 2001, respectively. As a result of the transaction and after repayment of the mortgage note payable, net sales proceeds of approximately $4,315,000 were distributed to the investors.

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 1, 2002. Mr. McAuliffe has served as
Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $47,000 and non-audit services (principally tax-related) of approximately $22,000.

Item 10.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2002.

Entity                                  Number of Units      Percentage

AIMCO Properties, LP
  (an affiliate of AIMCO)                   9,755.10           19.83%
Madison River Properties LLC
  (an affiliate of AIMCO)                   2,690.00            5.47%
Insignia Properties LP
  (an affiliate of AIMCO)                  19,310.65           39.25%

Insignia Properties, L.P. and Madison River Properties LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

(b)   Beneficial Owners of Management

No director or officer of the General Partner owns any units of the Partnership of record or beneficially.

(c)   Change in Control

       Beneficial Owners of CEI

As of December 31, 2002, an affiliate of the General Partner was the sole shareholder of its common stock:

                                             Number of         Percent
                  Name and Address             Units          Of Total

           Insignia Properties Trust
           55 Beattie Place
           Greenville, SC 29602               100,000           100%

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $471,000 and $500,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses. Approximately $103,000 and $107,000 was paid to such affiliates for the years ended December 31, 2002 and 2001, respectively, which is included in income from discontinued operations for Breckinridge Square Apartments.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $320,000 and $876,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $26,000 and $495,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner received approximately $154,000 and $178,000 for the years ended December 31, 2002 and 2001, respectively, for providing these services, which is included in general and administrative expenses.

In connection with the refinancing of Doral Springs Apartments on June 28, 2001, the Partnership paid the General Partner a fee of approximately $108,000 pursuant to the Partnership Agreement. This fee was capitalized and included in other assets on the accompanying consolidated balance sheet and is being amortized over the life of the loan.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $190,000 and $187,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 31,755.75 limited partnership units (the "Units") in the Partnership representing 64.55% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 64.55% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b)  Reports on Form 8-K filed  during the fourth  quarter of fiscal  year
             2002:

            None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weakness exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                                    Date: March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye            Executive Vice President      Date: March 28, 2003
Patrick J. Foye               and Director


/s/Thomas C. Novosel          Senior Vice President         Date: March 28, 2003
Thomas C. Novosel             and Chief Accounting Officer


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Consolidated Capital Growth Fund;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                               /s/Patrick J. Foye
                                 Patrick J. Foye
                                 Executive Vice President of ConCap Equities, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Consolidated Capital Growth Fund;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of ConCap Equities, Inc., equivalent
                                    of the chief financial officer of the
                                    Partnership

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

          11   Statement  regarding   computation  of  Net  Income  per  Limited
               Partnership Unit (Incorporated by reference to Note A of Item 7 - Financial Statements of this Form 10-KSB).

      16 Letter, dated August 12, 1992, from Ernst & Young to the Securities and Exchange Commission regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992).

          99   Certification  of Chief  Executive  Officer  and Chief  Financial
               Officer.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Consolidated Capital Growth Fund (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 28, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 28, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.