Form 10QSB
period 2003-03-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 2003-05-15
CIK 201529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                          Commission file number 0-8639


                        CONSOLIDATED CAPITAL GROWTH FUND
             (Exact name of registrant as specified in its charter)



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
                        (in thousands, except unit data)

                                 March 31, 2003



Assets
   Cash and cash equivalents                                                 $   623
   Receivables and deposits                                                      370
   Restricted escrows                                                             93
   Other assets                                                                  600
   Investment properties:
      Land                                                    $ 3,969
      Buildings and related personal property                   35,898
                                                                39,867
      Less accumulated depreciation                            (26,693)       13,174
                                                                            $ 14,860

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 189
   Tenant security deposit liabilities                                           263
   Accrued property taxes                                                        221
   Other liabilities                                                             429
   Mortgage notes payable                                                     29,068

Partners' Deficit
   General partner                                            $ (4,908)
   Limited partners (49,196 units issued and
      outstanding)                                             (10,402)      (15,310)
                                                                            $ 14,860

                   See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                     March 31,
                                                                2003          2002
                                                                           (Restated)
Revenues:
   Rental income                                              $ 2,024       $ 2,199
   Other income                                                   166           141
      Total revenues                                            2,190         2,340

Expenses:
  Operating                                                       842           809
  General and administrative                                      135           110
  Depreciation                                                    497           506
  Interest                                                        534           539
  Property taxes                                                  222           163
      Total expenses                                            2,230         2,127

(Loss) income from continuing operations                          (40)          213
(Loss) income from discontinued operations                       (104)           64
Gain on sale of discontinued operations                         8,153            --

Net income                                                    $ 8,009        $ 277

Net income allocated to general partner (1%)                  $ 1,140         $ 3
Net income allocated to limited partners (99%)                  6,869           274

                                                              $ 8,009        $ 277

Per limited partnership unit:
  (Loss) income from continuing operations                    $ (0.81)       $ 4.29
  (Loss) income from discontinued operations                    (2.09)         1.28
  Gain on sale of discontinued operations                      142.53            --

                                                              $139.63        $ 5.57

Distribution per limited partnership unit                     $ 81.82         $ --

                   See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions         49,196          $ 1       $ 49,196     $ 49,197

Partners' deficit at
   December 31, 2002                   49,196        $(5,441)     $(13,246)   $(18,687)

Distribution to partners                   --           (607)      (4,025)      (4,632)

Net income for the three months
   ended March 31, 2003                    --          1,140        6,869        8,009

Partners' deficit at
   March 31, 2003                      49,196        $(4,908)    $(10,402)    $(15,310)

                   See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2003         2002
Cash flows from operating activities:
  Net income                                                    $ 8,009       $ 277
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                    523         585
     Amortization of loan costs                                       15          17
     Bad debt expense                                                122          --
     Loss on early extinguishment of debt                             39          --
     Gain on sale of investment property                          (8,153)         --
     Change in accounts:
      Receivables and deposits                                       (42)       (104)
      Other assets                                                   (48)       (247)
      Accounts payable                                              (119)         35
      Tenant security deposit liabilities                            (44)          8
      Accrued property taxes                                         221         177
      Other liabilities                                               24         207
        Net cash provided by operating activities                    547         955

Cash flows from investing activities:
  Property improvements and replacements                            (230)       (177)
  Net withdrawals from restricted escrows                            108         235
  Net proceeds from sale of investment property                   10,341          --
        Net cash provided by investing activities                 10,219          58

Cash flows from financing activities:
  Principal payments on mortgage notes payable                       (65)        (61)
  Distributions to partners                                       (4,632)         --
  Loan costs paid                                                     (5)         --
  Repayment of mortgage note payable                              (6,000)         --
        Net cash used in financing activities                    (10,702)        (61)

Net increase in cash and cash equivalents                             64         952
Cash and cash equivalents at beginning of period                     559         644
Cash and cash equivalents at end of period                       $ 623       $ 1,596

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 538        $ 630


                   See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of Breckinridge Square as (loss) income from discontinued operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $120,000 and $145,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $90,000 and $88,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. During the three months ended March 31, 2003, affiliates of the General Partner received approximately $28,000 for providing these services, which is included in general and administrative expenses. No fees were earned for the three months ended March 31, 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2003 and 2002 the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $127,000 and $135,000, respectively.

Note C - Sale of Investment Property

On January 16, 2003, the Partnership sold Breckinridge Square to an unrelated third party for net proceeds of approximately $10,341,000 after payment of closing costs. The Partnership realized a gain of approximately $8,153,000 as a result of the sale. The Partnership used approximately $6,000,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $39,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations in the accompanying consolidated statement of operations. In accordance with SFAS 144, the accompanying statement of operations for the three months ended March 31, 2002 has been restated to reflect the operations of Breckinridge Square as discontinued operations. Included in (loss) income from discontinued operations for the three months ended March 31, 2003 and 2002 is approximately $88,000 and $506,000, respectively, of revenue generated by the property.

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units which are affiliates of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, certain affiliated partnership, the General Partner of the Partnership and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; tender offers by affiliates of AIMCO and Insignia to acquire limited partnership units; management of the partnerships; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2003 and 2002:

                                                   Average Occupancy
Property                                            2003        2002

Churchill Park (1)                                   90%        74%
  Louisville, Kentucky
The Lakes                                            84%        86%
  Raleigh, North Carolina
Doral Springs                                        94%        94%
  Miami, Florida

(1) The General Partner attributes the increase in occupancy at Churchill Park Apartments to a major property refurbishment in early 2002 and strong marketing efforts to attract occupants once the project was complete.

Results of Operations

The Partnership's net income was approximately $8,009,000 and $277,000 for the three months ended March 31, 2003 and 2002, respectively. The increase in net income is due to the recognition of the gain on sale of Breckinridge Square offset by a decrease in total revenues and an increase in total expenses. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of Breckinridge Square as (loss) income from discontinued operations.

On January 16, 2003, the Partnership sold Breckinridge Square to an unrelated third party for net proceeds of approximately $10,341,000 after payment of closing costs. The Partnership realized a gain of approximately $8,153,000 as a result of the sale. The Partnership used approximately $6,000,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $39,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. Included in (loss) income from discontinued operations for the three months ended March 31, 2003 and 2002 is approximately $88,000 and $506,000, respectively, of revenue generated by the property.

Excluding the discontinued operations, the Partnership realized a loss from continuing operations for the three months ended March 31, 2003 of approximately $40,000 compared to income of approximately $213,000 for the corresponding period in 2002. The decrease in income from continuing operations is due to a decrease in total revenue and an increase in total expenses. Total revenue decreased due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy and average rental rates at The Lakes Apartments and due to an increase in bad debt expense at Doral Springs Apartments partially offset by an increase in occupancy at Churchill Park Apartments. Other income increased due to an increase in fees and late charges at Doral Springs Apartments.

Total expenses for the three months ended March 31, 2003 increased due to increases in general and administrative and property tax expenses. General and administrative expenses increased due to an increase in Partnership management fees that are payable with the distributions to partners. Property taxes increased due to an increase in the assessed value of Doral Springs Apartments.

Included in general and administrative expense for the three months ended March 31, 2003 and 2002 are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $623,000 compared to approximately $1,596,000 at March 31, 2002. Cash and cash equivalents increased approximately $64,000 from December 31, 2002 due to approximately $10,219,000 and $547,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $10,702,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds on the sale of Breckinridge Square and net withdrawals from restricted escrows maintained by the mortgage lender, partially offset by property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgage encumbering Doral Springs Apartments, repayment of principal on the mortgage encumbering Breckinridge Square and distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

Breckinridge Square Apartments:

During the three months ended March 31, 2003, the Partnership completed approximately $13,000 of capital improvements at Breckinridge Square Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. Breckinridge Square Apartments was sold on January 16, 2003.

Doral Springs Apartments:

During the three months ended March 31, 2003, the Partnership completed approximately $75,000 of capital improvements at Doral Spring Apartments, consisting primarily of electrical upgrades, plumbing fixtures, structural improvements, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $885,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliances, flooring and cabinet replacements, roofing, parking lot upgrades, and pool improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Churchill Park Apartments:

During the three months ended March 31, 2003, the Partnership completed approximately $22,000 of capital improvements at Churchill Park, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $517,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance, flooring, cabinet, window and door replacements, and pool upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The Lakes Apartments:

During the three months ended March 31, 2003, the Partnership completed approximately $120,000 of capital improvements at The Lakes, consisting primarily of swimming pool upgrades, lighting, office computers, maintenance equipment, structural improvements, and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $3,034,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of breezeway upgrades, exterior breezeway lighting, exterior painting of common areas, resurfacing tennis courts, and appliance, flooring, and cabinet replacements. These improvements are part of a redevelopment project at the property. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness is approximately $29,068,000 of which approximately $18,690,000 requires monthly interest only payments. These notes require balloon payments on December 1, 2005. The remaining indebtedness, approximately $10,378,000, requires monthly principal and interest payments of approximately $87,000. This note is scheduled to be fully amortized when it matures on July 1, 2021. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands, except per unit data):

                            Three Months    Per Limited     Three Months      Per Limited
                               Ended        Partnership         Ended         Partnership
                           March 31, 2003       Unit       March 31, 2002        Unit

Operations                     $ 317           $ 6.38           $ --             $ --
Sale proceeds from
  Breckinridge Square           4,315           75.44             --               --
                               $4,632          $81.82           $ --             $ --

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 31,755.75 limited partnership units (the "Units") in the Partnership representing 64.55% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 64.55% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units which are affiliates of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, certain affiliated partnership, the General Partner of the Partnership and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; tender offers by affiliates of AIMCO and Insignia to acquire limited partnership units; management of the partnerships; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

                  Exhibit 3.2, Agreement of Limited Partnership (Exhibit A to the Prospectus of Registrant dated February 25, 1977 is incorporated herein by reference).

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  Current report on Form 8-K dated January 16, 2003 and filed on January 27, 2003 disclosing the sale of Breckinridge Square to an unrelated third party.

                  Current report on Form 8-K/A dated January 16, 2003 and filed on March 17, 2003 disclosing the unaudited pro forma financial statements of the Registrant due to the sale of Breckinridge Square.

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


                                    Date: May 15, 2003

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


Date:  May 15, 2003

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


Date:  May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Growth Fund (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 15, 2003


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.