Form 10QSB
period 2003-06-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 2003-08-13
CIK 201529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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
                        (in thousands, except unit data)

                                  June 30, 2003

Assets
   Cash and cash equivalents                                                 $   745
   Receivables and deposits                                                      483
   Restricted escrows                                                             38
   Other assets                                                                  683
   Investment properties:
      Land                                                    $ 3,403
      Buildings and related personal property                   26,942
                                                                30,345
      Less accumulated depreciation                            (20,687)        9,658
   Assets held for sale                                                        3,274
                                                                            $ 14,881

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 164
   Tenant security deposit liabilities                                           275
   Accrued property taxes                                                        398
   Other liabilities                                                             613
   Mortgage notes payable                                                     22,551
   Liabilities related to assets held for sale                                 6,450

Partners' Deficit
   General partner                                            $ (4,908)
   Limited partners (49,196 units issued and
      outstanding)                                             (10,662)      (15,570)
                                                                            $ 14,881

                   See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                    Three Months Ended       Six Months Ended
                                                         June 30,                June 30,
                                                     2003        2002        2003        2002
Revenues:                                                     (Restated)              (Restated)
  Rental income                                    $ 1,453      $ 1,621    $ 2,899     $ 3,319
  Other income                                         178           83        299         181
  Casualty gain                                         33           --         33          --
       Total revenues                                1,664        1,704      3,231       3,500

Expenses:
  Operating                                            870          687      1,450       1,259
  General and administrative                            95          246        230         356
  Depreciation                                         377          379        749         757
  Property taxes                                       151          138        348         276
  Interest                                             416          422        835         845
       Total expenses                                1,909        1,872      3,612       3,493

(Loss) income from continuing operations            $ (245)     $ (168)     $ (381)      $ 7
(Loss) income from discontinued operations             (43)          74        (51)        176
Gain on sale of discontinued operations                 28           --      8,181          --

Net (loss) income                                   $ (260)      $ (94)    $ 7,749      $ 183

Net (loss) income allocated to general
  partners (1%)                                      $ --        $ (1)     $ 1,140       $ 2
Net (loss) income allocated to limited
  partners (99%)                                      (260)         (93)     6,609         181

                                                    $ (260)      $ (94)    $ 7,749      $ 183
Net (loss) income per limited partnership unit:
  (Loss) income from continuing operations         $ (4.92)     $ (3.38)   $ (7.66)     $ 0.14
  (Loss) income from discontinued operations         (0.86)        1.49      (1.02)       3.54
  Gain on sale of discontinued operations             0.49           --     143.02          --

                                                   $ (5.29)     $ (1.89)   $134.34      $ 3.68

Distribution per limited partnership unit            $ --       $ 30.59    $ 81.82     $ 30.59

                   See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions         49,196          $ 1       $ 49,196     $ 49,197

Partners' deficit at
   December 31, 2002                   49,196        $(5,441)     $(13,246)   $(18,687)

Distributions to partners                  --           (607)      (4,025)      (4,632)

Net income for the six months
   ended June 30, 2003                     --          1,140        6,609        7,749

Partners' deficit at
   June 30, 2003                       49,196        $(4,908)    $(10,662)    $(15,570)

                   See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Six Months Ended
                                                                        June 30,
                                                                   2003         2002
Cash flows from operating activities:
  Net income                                                     $ 7,749       $ 183
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   1,027       1,174
     Amortization of loan costs                                        27          34
     Bad debt expense, net                                            240          --
     Casualty gain                                                    (33)         --
     Loss on early extinguishment of debt                              39          --
     Gain on sale of investment property                           (8,181)
     Change in accounts:
      Receivables and deposits                                       (273)       (225)
      Other assets                                                   (143)       (161)
      Accounts payable                                               (116)        (17)
      Tenant security deposit liabilities                             (32)         29
      Accrued property taxes                                          398         366
      Other liabilities                                               208         219
        Net cash provided by operating activities                     910       1,602

Cash flows from investing activities:
  Property improvements and replacements                             (498)       (372)
  Net withdrawals from restricted escrows                             163         235
  Insurance proceeds received                                          39          --
  Net proceeds from sale of investment property                    10,341          --
        Net cash provided by (used in) investing activities        10,045        (137)

Cash flows from financing activities:
  Principal payments on mortgage notes payable                       (132)       (122)
  Distributions to partners                                        (4,632)     (1,520)
  Repayment of mortgage note payable                               (6,000)         --
  Loan costs paid                                                      (5)         --
        Net cash used in financing activities                     (10,769)     (1,642)

Net increase (decrease) in cash and cash equivalents                  186        (177)
Cash and cash equivalents at beginning of period                      559         644
Cash and cash equivalents at end of period                        $ 745        $ 467

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 1,058      $ 1,259

                   See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of Breckinridge Square (see Note C) and Churchill Park (see Note F) as (loss) income from discontinued operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $227,000 and $285,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses and (loss) income from discontinued operations.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $149,000 and $174,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties.

The Partnership Agreement provides for a fee equal to 9% of the total distributions from operations made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. During the six months ended June 30, 2003 and 2002, affiliates of the General Partner received approximately $28,000 and $135,000, respectively, for providing these services, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement and in connection with the sale of Breckinridge Square in January 2003, the General Partner is entitled to a commission of up to 3% for its assistance in the sale. During the six months ended June 30, 2003, approximately $178,000 was paid to the General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $127,000 and $135,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Investment Property

On January 16, 2003, the Partnership sold Breckinridge Square to an unrelated third party for net proceeds of approximately $10,341,000 after payment of closing costs. The Partnership realized a gain of approximately $8,181,000 as a result of the sale. The Partnership used approximately $6,000,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $39,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations in the accompanying consolidated statement of operations. In accordance with SFAS 144, the accompanying statements of operations for the three and six months ended June 30, 2002 have been restated to reflect the operations of Breckinridge Square as discontinued operations. Included in (loss) income from discontinued operations for the six months ended June 30, 2003 and 2002 is approximately $175,000 and $1,004,000, respectively, of revenue generated by the property. The additional gain recognized during the three months ended June 30, 2003 is due to expense reserves established at the time of the sale, which were determined to be unneeded.

Note D - Casualty Gain

In December 2002, one of the Partnership's investment properties, The Lakes, incurred damages to its buildings as a result of a hailstorm. As a result of the damage, approximately $26,000 of fixed assets and $20,000 of accumulated depreciation were written off resulting in a net write off of approximately $6,000. The property received approximately $39,000 in proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $33,000 was recognized during the six months ended June 30, 2003 as a result of the difference between the proceeds received and the net book value of the assets written off.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units which are affiliates of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, certain affiliated partnerships, the General Partner of the Partnership and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; tender offers by affiliates of AIMCO and Insignia to acquire limited partnership units; management of the partnerships; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note F - Subsequent Event

On July 25, 2003, the Partnership sold Churchill Park to an unrelated third party for approximately $12,488,000. After payments of closing costs and property indebtedness, the Partnership received net proceeds of approximately $5,576,000. It is anticipated that the Partnership will recognize a gain on the sale of discontinued operations of approximately $8,715,000 during July 2003. In accordance with SFAS 144, the operations of Churchill Park for the three and six months ended June 30, 2003 and 2002 have been shown in the accompanying financial statements as (loss) income from discontinued operations. The property generated revenues of approximately $1,176,000 and $1,072,000 and had net income of approximately $56,000 and $59,000 for the six months ended June 30, 2003 and 2002, respectively. The Partnership is currently evaluating whether any portion of the net proceeds will be distributed to the partners.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2003 and 2002:

                                                   Average Occupancy
Property                                            2003        2002

Churchill Park (1)                                   89%        75%
  Louisville, Kentucky
The Lakes                                            84%        84%
  Raleigh, North Carolina
Doral Springs                                        95%        95%
  Miami, Florida

(1) The General Partner attributes the increase in occupancy at Churchill Park to an adjustment in rental rates to be more in line with competition in the local market. The property was sold in July 2003.

Results of Operations

The Partnership's net loss for the three months ended June 30, 2003 and 2002 was approximately $260,000 and $94,000 respectively. The Partnership's net income for the six months ended June 30, 2003 and 2002 was approximately $7,749,000 and $183,000, respectively. The increase in net loss for the three month period is due to an increase in total expenses and a decrease in total revenue. The increase in net income for the six month period is due to the recognition of a gain on the sale of Breckinridge Square.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of Breckinridge Square Apartments (see Note C) and Churchill Park Apartments (see Note F) as (loss) income from discontinued operations.

On January 16, 2003, the Partnership sold Breckinridge Square to an unrelated third party for net proceeds of approximately $10,341,000 after payment of closing costs. The Partnership realized a gain of approximately $8,181,000 as a result of the sale. The Partnership used approximately $6,000,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $39,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations in the accompanying statement of operations. In accordance with SFAS 144, the accompanying statements of operations for the three and six months ended June 30, 2002 have been restated to reflect the operations of Breckinridge Square Apartments (see Note C) and Churchill Park Apartments (see Note F) as discontinued operations. Included in
(loss) income from discontinued operations for the six months ended June 30, 2003 and 2002 is approximately $1,351,000 and $2,077,000, respectively, of revenue generated by the properties.

Excluding the gain on sale and the discontinued operations, the Partnership's loss from operations for the three months ended June 30, 2003 and 2002 was approximately $245,000 and $168,000, respectively. The Partnership's loss from operations for the six months ended June 30, 2003 was approximately $381,000 compared to income of approximately $7,000 for the corresponding period in 2002. The increase in loss from operations for the three month period is due to an increase in total expenses and a decrease in total revenue. The decrease in income from operations for the six month period is due to a decrease in total revenue and an increase in total expenses. Total revenue for both periods decreased due to a decrease in rental income partially offset by an increase in other income and the recognition of a casualty gain. Rental income decreased due to decreases in the average rental rates at Doral Springs and The Lakes Apartments and an increase in bad debt expense at Doral Springs. Other income increased due to an increase in lease cancellation fees and late charges, primarily at Doral Springs Apartments.

In December 2002, one of the Partnership's investment properties, The Lakes, incurred damages to its buildings as a result of a hailstorm. As a result of the damage, approximately $26,000 of fixed assets and $20,000 of accumulated depreciation were written off resulting in a net write off of approximately $6,000. The Partnership received approximately $39,000 in proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $33,000 was recognized during the six months ended June 30, 2003 as a result of the difference between the proceeds received and the net book value of the assets written off.

Total expenses for the three month period increased due to an increase in operating expense offset by a decrease in general and administrative expense. Total expenses for the six month period increased due to increases in operating and property tax expenses partially offset by a decrease in general and administrative expense. Operating expense for both periods increased due to increases in advertising and property expenses. Advertising expense increased due to increases in newspaper and periodical advertising at The Lakes Apartments. Property expense increased due to the accrual for a projected OSHA penalty arising from various citations at The Lakes Apartments. Property tax expense increased due to an increase in the assessed value at Doral Springs Apartments.

General and administrative expense decreased due to a decrease in Partnership management fees that are only payable with distributions from operations. Included in general and administrative expense for the six months ended June 30, 2003 and 2002 are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $745,000 compared to approximately $467,000 at June 30, 2002. Cash and cash equivalents increased approximately $186,000 from December 31, 2002 due to approximately $10,045,000 and $910,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $10,769,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Breckinridge Square, net withdrawals from restricted escrows maintained by the mortgage lender, and insurance proceeds received, partially offset by property improvements and replacements. Cash used in financing activities consisted of the repayment of the mortgage encumbering Breckinridge Square, payment of loan costs, principal payments on the mortgage encumbering Doral Springs Apartments, and distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

Breckinridge Square Apartments:

During the six months ended June 30, 2003, the Partnership completed approximately $11,000 of capital improvements at Breckinridge Square Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. Breckinridge Square Apartments was sold in January 2003.

Doral Springs Apartments:

During the six months ended June 30, 2003, the Partnership completed approximately $156,000 of capital improvements at Doral Spring Apartments, consisting primarily of electrical upgrades, plumbing fixtures, interior decoration, structural improvements, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $100,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliances, flooring and cabinet replacements, roofing improvements, parking lot upgrades, and pool improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Churchill Park Apartments:

During the six months ended June 30, 2003, the Partnership completed approximately $58,000 of capital improvements at Churchill Park, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. Churchill Park Apartments was sold in July 2003.

The Lakes Apartments:

During the six months ended June 30, 2003, the Partnership completed approximately $273,000 of capital improvements at The Lakes, consisting primarily of swimming pool upgrades, lighting improvements, appliance replacements, maintenance equipment, building improvements, structural improvements, and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $100,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of breezeway upgrades, exterior breezeway lighting, exterior painting of common areas, resurfacing tennis courts, and appliance, flooring, and cabinet replacements. These improvements are part of a redevelopment project at the property.
Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The Partnership's mortgage indebtedness is approximately $29,001,000 of which approximately $18,690,000 requires monthly interest only payments. These notes require balloon payments on December 1, 2005. The remaining indebtedness, approximately $10,311,000, requires monthly principal and interest payments of approximately $87,000. This note is scheduled to be fully amortized when it matures on July 1, 2021. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands, except per unit data):

                             Six Months     Per Limited      Six Months       Per Limited
                               Ended        Partnership         Ended         Partnership
                           June 30, 2003        Unit        June 30, 2002        Unit

Operations                     $ 317           $ 6.38          $1,520           $30.59
Sale proceeds from
  Breckinridge Square           4,315           75.44              --               --
                               $4,632          $81.82          $1,520           $30.59

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 31,760.75 limited partnership units (the "Units") in the Partnership representing 64.56% of the outstanding Units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 64.56% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units which are affiliates of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, certain affiliated partnerships, the General Partner of the Partnership and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; tender offers by affiliates of AIMCO and Insignia to acquire limited partnership units; management of the partnerships; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

                  Exhibit 3.2, Agreement of Limited Partnership (Exhibit A to the Prospectus of Registrant dated February 25, 1977 is incorporated herein by reference).

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2003.

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


                                    Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Consolidated Capital Growth Fund;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                /s/Patrick J. Foye
                                Patrick J. Foye
                                Executive Vice President of ConCap Equities Inc., equivalent of the chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Consolidated Capital Growth Fund;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                /s/Paul J. McAuliffe
                                Paul J. McAuliffe
                                Executive Vice President and Chief Financial Officer of ConCap Equities Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Growth Fund (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.