Form 10QSB
period 2003-09-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 2003-11-13
CIK 201529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                 $ 427
   Receivables and deposits                                                      499
   Restricted escrows                                                             38
   Other assets                                                                  173
   Investment property:
      Land                                                     $ 946
      Buildings and related personal property                   16,098
                                                                17,044
      Less accumulated depreciation                            (12,303)        4,741
                                                                            $ 5,878

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 295
   Tenant security deposit liabilities                                            80
   Accrued property taxes                                                        184
   Other liabilities                                                             349
   Mortgage note payable                                                      12,240

Partners' Deficit
   General partner                                            $ (3,145)
   Limited partners (49,196 units issued and
      outstanding)                                              (4,125)       (7,270)
                                                                            $ 5,878

                   See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                    Three Months Ended       Nine Months Ended
                                                      September 30,            September 30,
                                                     2003        2002        2003        2002
Revenues:                                                     (Restated)              (Restated)
  Rental income                                     $ 735        $ 944     $ 2,229     $ 2,679
  Other income                                          59           81        185         200
  Casualty gain                                         --           --         33          --
       Total revenues                                  794        1,025      2,447       2,879

Expenses:
  Operating                                            422          287      1,284         980
  General and administrative                            96          104        326         460
  Depreciation                                         224          220        681         682
  Property taxes                                        60           55        185         177
  Interest                                             219          219        655         655
       Total expenses                                1,021          885      3,131       2,954

(Loss) income from continuing operations              (227)         140       (684)        (75)
(Loss) income from discontinued operations          (3,741)         241     (4,366)        639
Gain on sales of discontinued operations            26,048           --     34,879          --

Net income                                         $22,080       $ 381     $29,829      $ 564

Net income allocated to general partners           $ 3,607        $ 4      $ 4,832       $ 6
Net income allocated to limited partners            18,473          377     24,997         558

                                                   $22,080       $ 381     $29,829      $ 564
Net (loss) income per limited partnership unit:
  (Loss) income from continuing operations         $ (4.57)     $ 2.82     $(13.76)    $ (1.51)
  (Loss) income from discontinued operations        (75.27)        4.84     (87.85)      12.85
  Gain on sales of discontinued operations          455.34           --     609.72          --

                                                   $375.50      $ 7.66     $508.11     $ 11.34

Distribution per limited partnership unit          $240.89       $ --      $322.71     $ 30.59

                   See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions         49,196          $ 1       $ 49,196     $ 49,197

Partners' deficit at
  December 31, 2002                    49,196        $(5,441)     $(13,246)   $(18,687)

Distributions to partners                  --         (2,536)     (15,876)     (18,412)

Net income for the nine months
  ended September 30, 2003                 --          4,832       24,997       29,829

Partners' deficit at
  September 30, 2003                   49,196        $(3,145)    $ (4,125)    $ (7,270)

                   See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003         2002
Cash flows from operating activities:
  Net income                                                     $ 29,829      $ 564
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   1,388        1,730
     Amortization of loan costs                                        40           51
     Bad debt expense, net                                            253          239
     Casualty gain                                                    (33)          --
     Loss on early extinguishment of debt                           4,245           --
     Gain on sale of discontinued operations                      (34,879)          --
     Change in accounts:
      Receivables and deposits                                       (302)        (613)
      Other assets                                                    (12)         (79)
      Accounts payable                                               (322)         (17)
      Tenant security deposit liabilities                            (227)          36
      Accrued property taxes                                          184          541
      Other liabilities                                               (56)         252
        Net cash provided by operating activities                     108        2,704

Cash flows from investing activities:
  Property improvements and replacements                             (713)        (826)
  Net withdrawals from restricted escrows                             163          272
  Insurance proceeds received                                          39           --
  Net proceeds from sales of investment properties                 41,581           --
        Net cash provided by (used in) investing activities        41,070         (554)

Cash flows from financing activities:
  Principal payments on mortgage notes payable                       (177)        (185)
  Distributions to partners                                       (18,412)      (1,520)
  Repayment of mortgage notes payable                             (22,716)          --
  Loan costs paid                                                      (5)          --
        Net cash used in financing activities                     (41,310)      (1,705)

Net (decrease) increase in cash and cash equivalents                 (132)         445
Cash and cash equivalents at beginning of period                      559          644
Cash and cash equivalents at end of period                        $ 427       $ 1,089

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 1,539      $ 1,886

Supplemental disclosure of non-cash activity:
Net  proceeds  from  sale  of  investment   properties   has  been  adjusted  by
approximately $3,840,000 to reflect prepayment penalties paid by the buyer.

                   See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of Breckinridge Square, Doral Springs and Churchill Park Apartments (see Note C) as (loss) income from discontinued operations due to the sale of these properties during 2003.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $325,000 and $432,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses and (loss) income from discontinued operations.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $240,000 and $266,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $23,000 and $8,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

The Partnership Agreement provides for a fee equal to 9% of the total distributions from operations made to the limited partners from "cash available for distribution" (as defined in the Partnership Agreement) to be paid to the General Partner for executive and administrative management services. During the nine months ended September 30, 2003 and 2002, affiliates of the General Partner received approximately $28,000 and $135,000, respectively, for providing these services, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement and in connection with the sale of Breckinridge Square in January 2003, Churchill Park in July 2003, and Doral Springs in September 2003, the General Partner is entitled to a commission of up to 3% for its assistance in the sales of these investment properties. During the nine months ended September 30, 2003, approximately $603,000 was paid to the General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $127,000 and $135,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Investment Property

On January 16, 2003, the Partnership sold Breckinridge Square to an unrelated third party for net proceeds of approximately $10,990,000 after payment of closing costs. The Partnership realized a gain of approximately $8,831,000 as a result of the sale. The Partnership used approximately $6,000,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $689,000 as a result of unamortized loan costs being written off and prepayment penalties. This amount is included in loss from discontinued operations in the accompanying statements of operations. In accordance with SFAS 144, the accompanying statements of operations for the three and nine months ended September 30, 2002 have been restated to reflect the operations of Breckinridge Square as discontinued operations. Included in (loss) income from discontinued operations for the nine months ended September 30, 2003 and 2002 is approximately $175,000 and $1,537,000, respectively, of revenue generated by the property.

On July 25, 2003, the Partnership sold Churchill Park to an unrelated third party for net proceeds of approximately $12,604,000 after payment of closing costs. The Partnership realized a gain of approximately $9,176,000 as a result of the sale. The Partnership used approximately $6,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition the Partnership recorded a loss on early extinguishment of debt of approximately $650,000 as a result of unamortized loan costs being written off and prepayment penalties. This amount is included in loss from discontinued operations in the accompanying statements of operations. In accordance with SFAS 144, the accompanying statements of operations for the three and nine months ended September 30, 2002 have been restated to reflect the operations of Churchill Park as discontinued operations. Included in (loss) income from discontinued operations for the nine months ended September 30, 2003 and 2002 is approximately $1,357,000 and $1,661,000 respectively, of revenue generated by the property.

On September 4, 2003, the Partnership sold Doral Springs to an unrelated third party for net proceeds of approximately $21,827,000 after payment of closing costs. The Partnership realized a gain of approximately $16,872,000 as a result of the sale. The Partnership used approximately $10,266,000 of the net proceeds to repay the mortgage encumbering the property. In addition the Partnership recorded a loss on early extinguishment of debt of approximately $2,906,000 as a result of unamortized loan costs being written off and prepayment penalties. This amount is included in loss from discontinued operations in the accompanying statements of operations. In accordance with SFAS 144, the accompanying statements of operations for the three and nine months ended September 30, 2002 have been restated to reflect the operations of Doral Springs as discontinued operations. Included in (loss) income from discontinued operations for the nine months ended September 30, 2003 and 2002 is approximately $2,136,000 and $2,411,000 respectively, of revenue generated by the property.

Note D - Casualty Gain

In December 2002, one of the Partnership's investment properties, The Lakes, incurred damages to its buildings as a result of a hailstorm. As a result of the damage, approximately $26,000 of fixed assets and $20,000 of accumulated depreciation were written off resulting in a net write off of approximately $6,000. The property received approximately $39,000 in proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $33,000 was recognized during the nine months ended September 30, 2003 as a result of the difference between the proceeds received and the net book value of the assets written off.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
Property                                            2003        2002

The Lakes                                            84%        87%
  Raleigh, North Carolina

The General Partner attributes the decrease in occupancy at The Lakes to increased competition from newer properties in the local area.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2003 was $22,080,000 and $29,829,000, respectively, compared to net income of approximately $381,000 and $564,000 for the three and nine months ended September 30, 2002, respectively. The increase in net income for the three and nine month periods is due to the recognition of the gain on the sales of Breckinridge Square, Churchill Park, and Doral Springs Apartments.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of Breckinridge Square, Churchill Park and Doral Springs Apartments as (loss) income from discontinued operations due to the sale of these properties during 2003.

On January 16, 2003, the Partnership sold Breckinridge Square to an unrelated third party for net proceeds of approximately $10,990,000 after payment of closing costs. The Partnership realized a gain of approximately $8,831,000 as a result of the sale. The Partnership used approximately $6,000,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $689,000 as a result of unamortized loan costs being written off and prepayment penalties. This amount is included in loss from discontinued operations. Included in (loss) income from discontinued operations for the nine months ended September 30, 2003 and 2002 is approximately $175,000 and $1,537,000, respectively, of revenue generated by the property.

On July 25, 2003, the Partnership sold Churchill Park to an unrelated third party for net proceeds of approximately $12,604,000 after payment of closing costs. The Partnership realized a gain of approximately $9,176,000 as a result of the sale. The Partnership used approximately $6,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition the Partnership recorded a loss on early extinguishment of debt of approximately $650,000 as a result of unamortized loan costs being written off and prepayment penalties. This amount is included in loss from discontinued operations. Included in (loss) income from discontinued operations for the nine months ended September 30, 2003 and 2002 is approximately $1,357,000 and $1,661,000 respectively, of revenue generated by the property.

On September 4, 2003, the Partnership sold Doral Springs to an unrelated third party for net proceeds of approximately $21,827,000 after payment of closing costs. The Partnership realized a gain of approximately $16,872,000 as a result of the sale. The Partnership used approximately $10,266,000 of the net proceeds to repay the mortgage encumbering the property. In addition the Partnership recorded a loss on early extinguishment of debt of approximately $2,906,000 as a result of unamortized loan costs being written off and prepayment penalties. This amount is included in loss from discontinued operations. Included in (loss) income from discontinued operations for the nine months ended September 30, 2003 and 2002 is approximately $2,136,000 and $2,411,000 respectively, of revenue generated by the property.

Excluding the gain on sales and the discontinued operations, the Partnership's loss from continuing operations for the three months ended September 30, 2003 was approximately $227,000 compared to income from continuing operations of approximately $140,000 for the corresponding period in 2002. The Partnership's loss from continuing operations for the nine months ended September 30, 2003 and 2002 was approximately $684,000 and $75,000, respectively. The decrease in income from continuing operations for the three and nine month periods is due to a decrease in total revenue and an increase in total expenses. Total revenue decreased due to a decrease in rental income caused by decreases in occupancy and the average rental rates at The Lakes Apartments.

In December 2002, one of the Partnership's investment properties, The Lakes, incurred damages to its buildings as a result of a hailstorm. As a result of the damage, approximately $26,000 of fixed assets and $20,000 of accumulated depreciation were written off resulting in a net write off of approximately $6,000. The Partnership received approximately $39,000 in proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $33,000 was recognized during the nine months ended September 30, 2003 as a result of the difference between the proceeds received and the net book value of the assets written off.

Total expenses for the three and nine month periods increased due to an increase in operating expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased due to increases in advertising, property, and maintenance expenses. Advertising expense increased due to increases in newspaper and periodical advertising at The Lakes Apartments. Property expenses increased due to the accrual for a projected OSHA penalty arising from various citations at The Lakes Apartments. Maintenance expense increased due to an increase in contract labor and repairs at The Lakes Apartments.

General and administrative expense decreased due to a decrease in Partnership management fees that are only payable with distributions from operations. Included in general and administrative expense for the nine months ended September 30, 2003 and 2002 are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $427,000 compared to approximately $1,089,000 at September 30, 2002. Cash and cash equivalents decreased approximately $132,000 from December 31, 2002 due to approximately $41,310,000 of cash used in financing activities partially offset by approximately $41,070,000 and $108,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of the repayment of the mortgages encumbering Breckinridge Square, Churchill Park and Doral Springs Apartments, payment of loan costs, principal payments on the mortgage encumbering Doral Springs Apartments, and distributions to partners. Cash provided by investing activities consisted of proceeds from the sales of Breckinridge Square, Churchill Park and Doral Springs Apartments, net withdrawals from restricted escrows maintained by the mortgage lender, and insurance proceeds received, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, local, legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's remaining investment property is detailed below.

Breckinridge Square Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $11,000 of capital improvements at Breckinridge Square Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. Breckinridge Square Apartments was sold in January 2003.

Doral Springs Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $196,000 of capital improvements at Doral Springs Apartments, consisting primarily of electrical and plumbing fixtures upgrades, interior decoration, structural improvements, and floor covering replacements. These improvements were funded from operating cash flow. Doral Springs Apartments was sold in September 2003.

Churchill Park Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $126,000 of capital improvements at Churchill Park Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. Churchill Park Apartments was sold in July 2003.

The Lakes Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $380,000 of capital improvements at The Lakes, consisting primarily of swimming pool upgrades, lighting improvements, appliance replacements, maintenance equipment, building improvements, structural improvements, and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $49,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of structural upgrades and appliance and floor covering replacements. These improvements are part of a redevelopment project at the property. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering The Lakes Apartments is approximately $12,240,000 which requires monthly interest only payments. This note requires a balloon payment on December 1, 2005. The General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                                             Per Limited                      Per Limited
                          Nine Months Ended  Partnership   Nine Months Ended  Partnership
                         September 30, 2003      Unit     September 30, 2002      Unit

Operations                      $ 317           $ 6.38          $ 1,520         $ 30.59
Sale proceeds (1)               18,095          316.33               --              --
                               $18,412         $322.71          $ 1,520         $ 30.59

(1)   Proceeds from the sales of Breckinridge  Square,  Churchill Park and Doral
      Springs Apartments.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sale. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 31,760.75 limited partnership units (the "Units") in the Partnership representing 64.56% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 64.56% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2003:

                  Current  Report on Form 8-K dated  July 29,  2003 and filed on
                  August  13,  2003   disclosing  the  sale  of  Churchill  Park
                  Apartments.

                  Current Report on Form 8-K dated September 4, 2003 and filed on September 18, 2003 disclosing the sale of Doral Springs Apartments.

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


                                    Date: November 13, 2003

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

Date:  November 13, 2003

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

Date:  November 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Growth Fund (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.