Form 10KSB
period 2003-12-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 2004-03-30
CIK 201529

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $3,167,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. Starting in 1977 through 1980, during its acquisition phase, the Partnership acquired twenty-five existing properties. The Partnership continues to own and operate one of these properties. The remaining property, The Lakes Apartments, was previously sold and was reacquired by the Partnership after the borrowers were unable to perform under the terms of their note agreements. See "Item 2. Description of Property".

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

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating a residential property because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Item 2.     Description of Property

The following table sets forth the Partnership's investment in property:

                                     Date of
Property                            Purchase        Type of Ownership          Use

The Lakes Apartments                  05/88    Fee ownership, subject to   Apartment
  Raleigh, North Carolina                      first mortgage              600 units

On January 16, 2003, the Partnership sold Breckinridge Square to an unrelated third party for net proceeds of approximately $10,991,000 after payment of closing costs. The Partnership realized a gain of approximately $8,834,000 as a result of the sale. The Partnership used approximately $6,000,000 of net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $689,000 as result of unamortized loan costs being written off and prepayment penalties.

On July 25, 2003 the Partnership sold Churchill Park to an unrelated third party for net proceeds of approximately $12,604,000 after payment of closing costs. The Partnership realized a gain of approximately $9,176,000 as a result of the sale. The Partnership used approximately $6,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $650,000 as a result of unamortized loan costs being written off and prepayment penalties.

On September 4, 2003, the Partnership sold Doral Springs to an unrelated third party for net proceeds of approximately $21,932,000 after payment of closing costs. The Partnership realized a gain of approximately $17,020,000 as a result of the sale. The Partnership used approximately $10,266,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $2,906,000 as a result of unamortized loan costs being written off and prepayment penalties.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                             Gross
                           Carrying    Accumulated                          Federal
Property                     Value    Depreciation     Rate     Method     Tax Basis
                               (in thousands)                           (in thousands)

The Lakes Apartments        $17,115      $12,529     5-30 yrs    S/L        $ 7,318

See  "Note  A" to the  financial  statements  included  in  "Item  7.  Financial
Statements"   for  a  description   of  the   Partnership's   depreciation   and
capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

                           Principal                                        Principal
                          Balance At                                         Balance
                         December 31,    Interest    Period    Maturity       Due At
       Property              2003          Rate     Amortized    Date      Maturity (2)
                        (in thousands)                                    (in thousands)

The Lakes Apartments        $12,240       6.95%        (1)     12/01/05      $12,240

(1)   Interest only payments.

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2003 and 2002 for the property.

                                       Average Annual            Average Annual
                                        Rental Rates               Occupancy
                                         (per unit)
 Property                             2003         2002         2003        2002

 The Lakes Apartments                $6,418       $7,396        82%          87%

The General Partner attributes the decrease in occupancy at The Lakes Apartments to a slow economy and job reductions in the local market as well as competition from newer properties in the local area.

As noted under "Item 1.  Description of Business",  the real estate  industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less. As of December 31, 2003, no tenant leases 10% or more of the available rental space. The property is in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for the property were:

                                           2003             2003
                                         Billing            Rate
                                      (in thousands)

The Lakes Apartments                       $246             1.04%

Capital Improvements

Breckinridge Square Apartments:

During the year ended December 31, 2003, the Partnership completed approximately $11,000 of capital improvements at Breckinridge Square Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. Breckinridge Square Apartments was sold in January 2003.

Churchill Park Apartments:

During the year ended December 31, 2003, the Partnership completed approximately $126,000 of capital improvements at Churchill Park Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. Churchill Park Apartments was sold in July 2003.

Doral Springs Apartments:

During the year ended December 31, 2003, the Partnership completed approximately $196,000 of capital improvements at Doral Springs Apartments, consisting primarily of electrical and plumbing upgrades, interior decoration, structural improvements, and floor covering replacements. These improvements were funded from operating cash flow. Doral Springs Apartments was sold in September 2003.

The Lakes Apartments:

During the year ended December 31, 2003, the Partnership completed approximately $451,000 of capital improvements at The Lakes Apartments, consisting primarily of swimming pool upgrades, lighting improvements, appliance replacements, fitness equipment, office computers, maintenance equipment, building improvements, structural improvements, and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $330,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 49,196 limited partnership units aggregating $49,196,000. The Partnership currently has 1,967 holders of record owning an aggregate of 49,196 Units. Affiliates of the General Partner owned 32,142.75 units or approximately 65.34% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2003 and 2002 (in thousands, except per unit data).

                                            Per Limited                      Per Limited
                            Year Ended      Partnership      Year Ended      Partnership
                        December 31, 2003       Unit     December 31, 2002       Unit

Operations                    $ 317            $ 6.38          $1,732           $34.86
Sale proceeds (1)             18,095           316.33              --               --
                             $18,412          $322.71          $1,732           $34.86

(1) Proceeds from the sales of Doral Springs, Breckenridge Square, and Churchill Park Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,142.75 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained in this report.

Results of Operations

The Partnership's net income for the years ended December 31, 2003 and 2002 was approximately $29,716,000 and $421,000, respectively. The increase in net income for the year ended December 31, 2003 is due to the recognition of the gain on the sales of Breckinridge Square, Churchill Park, and Doral Springs Apartments partially offset by an increase in the loss from discontinued operations.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statement of operations has been restated as of January 1, 2002 to reflect the operations of Breckinridge Square, Churchill Park, and Doral Springs Apartments as (loss) income from discontinued operations due to the sale of these properties during 2003.

On January 16, 2003, the Partnership sold Breckinridge Square to an unrelated third party for net proceeds of approximately $10,991,000 after payment of closing costs. The Partnership realized a gain of approximately $8,834,000 as a result of the sale. The Partnership used approximately $6,000,000 of net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $689,000 as result of unamortized loan costs being written off and prepayment penalties. This amount is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $90,000 and $2,069,000, respectively, of revenue generated by the property.

On July 25, 2003 the Partnership sold Churchill Park to an unrelated third party for net proceeds of approximately $12,604,000 after payment of closing costs. The Partnership realized a gain of approximately $9,176,000 as a result of the sale. The Partnership used approximately $6,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $650,000 as a result of unamortized loan costs being written off and prepayment penalties. This amount is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $1,357,000 and $2,243,000, respectively, of revenue generated by the property.

On September 4, 2003, the Partnership sold Doral Springs to an unrelated third party for net proceeds of approximately $21,932,000 after payment of closing costs. The Partnership realized a gain of approximately $17,020,000 as a result of the sale. The Partnership used approximately $10,266,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $2,906,000 as a result of unamortized loan costs being written off and prepayment penalties. This amount is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $2,168,000 and $3,252,000, respectively, of revenue generated by the property.

Excluding the gain on sales and the discontinued operations, the Partnership's loss from continuing operations for the years ended December 31, 2003 and 2002 was approximately $1,002,000 and $300,000, respectively. The increase in loss from continuing operations for the year ended December 31, 2003, is due to a decrease in total revenues and an increase in total expenses. Total revenue decreased due to decreases in rental income and other income, partially offset by the recognition of a casualty gain in 2003. Rental income decreased due to decreases in occupancy and the average rental rates and an increase in rental concessions at the Partnership's property. Other income decreased due to decreases in late charges and non-refundable fees at the investment property.

In December 2002, The Lakes Apartments incurred damages to its buildings as a result of a hailstorm. As a result of the damage, approximately $26,000 of fixed assets and $20,000 of accumulated depreciation were written off resulting in a net write off of approximately $6,000. The Partnership received approximately $39,000 in proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $33,000 was recognized during the year ended December 31, 2003 as a result of the difference between the proceeds received and the net book value of the assets written off.

Total expenses increased for the year ended December 31, 2003 due to an increase in operating expense, partially offset by a decrease in general and administrative expense. Operating expense increased due to increases in advertising, administrative and maintenance expenses. Advertising expense increased due to increases in newspaper and periodicals advertising at The Lakes Apartments. Administrative expenses increased due to the accrual for a projected OSHA penalty arising from various citations at The Lakes Apartments. Maintenance expense increased due to an increase in contract labor and repairs at The Lakes Apartments.

General and administrative expense decreased due to a decrease in partnership management fees which is the result of less cash from operations being distributed by the Partnership during the year ended December 31, 2003. Included in general and administrative expense for the years ended December 31, 2003 and 2002 are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $364,000 compared to approximately $559,000 at December 31, 2002. The decrease in cash and cash equivalents of approximately $195,000 is due to approximately $45,150,000 of cash used in financing activities, offset by approximately $10,000 and $44,945,000 of cash provided by operating and investing activities, respectively. Cash used in financing activities consisted of the repayment of the mortgages encumbering Breckinridge Square, Churchill Park and Doral Springs Apartments, principal payments on the mortgage encumbering Doral Springs Apartments, debt extinguishment costs, and distributions to partners. Cash provided by investing activities consisted of proceeds from the sales of Breckinridge Square, Churchill Park and Doral Springs Apartments, net withdrawals from restricted escrows maintained by the mortgage lender, and insurance proceeds received, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $330,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations and partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness is approximately $12,240,000. The mortgage for The Lakes Apartments requires monthly interest only payments. This note requires a balloon payment on December 1, 2005. The General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2003 and 2002 (in thousands, except per unit data).

                                            Per Limited                      Per Limited
                            Year Ended      Partnership      Year Ended      Partnership
                        December 31, 2003       Unit     December 31, 2002       Unit

Operations                    $ 317            $ 6.38          $1,732           $34.86
Sale proceeds (1)             18,095           316.33              --               --
                             $18,412          $322.71          $1,732           $34.86

(1) Proceeds from the sales of Doral Springs, Breckenridge Square, and Churchill Park Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,142.75 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Growth Fund


We have audited the accompanying balance sheet of Consolidated Capital Growth Fund as of December 31, 2003, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Growth Fund at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 16, 2004

                        CONSOLIDATED CAPITAL GROWTH FUND

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
   Cash and cash equivalents                                                 $ 364
   Receivables and deposits                                                     386
   Restricted escrows                                                            38
   Other assets                                                                 114
   Investment property (Notes B and E):
      Land                                                     $ 946
      Buildings and related personal property                  16,169
                                                               17,115
      Less accumulated depreciation                           (12,529)        4,586
                                                                            $ 5,488


Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 196
   Tenant security deposit liabilities                                           79
   Other liabilities                                                            356
   Mortgage note payable (Note B)                                            12,240

Partners' Deficit
   General partner                                            $ (3,126)
   Limited partners (49,196 units issued and
      outstanding)                                             (4,257)       (7,383)
                                                                            $ 5,488

                   See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                             Years Ended December 31,
                                                                2003          2002
                                                                           (Restated)
Revenues:
  Rental income                                               $ 2,897        $ 3,511
  Other income                                                     237           264
  Casualty gain (Note G)                                            33            --
      Total revenues                                             3,167         3,775

Expenses:
  Operating                                                      1,771         1,519
  General and administrative                                       372           538
  Depreciation                                                     907           908
  Interest                                                         873           873
  Property taxes                                                   246           237
      Total expenses                                             4,169         4,075

Loss from continuing operations                                 (1,002)         (300)
(Loss) income from discontinued operations (Note D)             (4,312)          721
Gain on sales of discontinued operations (Note D)               35,030            --

Net income (Note F)                                           $ 29,716        $ 421

Net income allocated to general partner                       $ 4,851          $ 4
Net income allocated to limited partners                        24,865           417

                                                              $ 29,716        $ 421
Per limited partnership unit:
  Loss from continuing operations                             $ (20.16)      $ (6.04)
  (Loss) income from discontinued operations                    (86.78)        14.51
  Gain on sales of discontinued operations                      612.37        $ --

                                                              $ 505.43       $ 8.47

Distributions per limited partnership unit                    $ 322.71       $ 34.86


                   See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                     Limited
                                    Partnership      General      Limited
                                       Units         Partner      Partners      Total

Original capital contributions         49,196          $ 1        $ 49,196     $ 49,197

Partners' deficit at
  December 31, 2001                    49,196         (5,428)      (11,948)     (17,376)

Distributions to partners                  --            (17)       (1,715)      (1,732)

Net income for the year ended
  December 31, 2002                        --              4           417          421

Partners' deficit at
  December 31, 2002                    49,196         (5,441)      (13,246)     (18,687)

Distributions to partners                  --         (2,536)      (15,876)     (18,412)

Net income for the year ended
  December 31, 2003                        --          4,851        24,865       29,716

Partners' deficit at
  December 31, 2003                    49,196        $(3,126)     $ (4,257)    $ (7,383)


                   See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 Years Ended December 31,
                                                                     2003         2002

Cash flows from operating activities:
  Net income                                                       $ 29,716       $ 421
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                     1,614        2,302
     Amortization of loan costs                                          45           69
     Casualty gain                                                      (33)          --
     Bad debt                                                           272          354
     Loss on early extinguishment of debt                             4,245           --
     Gain on sale of discontinued operations                        (35,030)          --
     Changes in assets and liabilities:
      Receivables and deposits                                         (208)        (505)
      Other assets                                                       42          (12)
      Accounts payable                                                 (376)         100
      Tenant security deposit liabilities                              (228)          30
      Other liabilities                                                 (49)         (26)
            Net cash provided by operating activities                    10        2,733

Cash flows from investing activities:
  Property improvements and replacements                               (784)        (929)
  Net withdrawals from restricted escrows                               163           92
  Insurance proceeds received                                            39           --
  Net proceeds from sales of investment properties                   45,527           --
            Net cash provided by (used in) investing
                activities                                           44,945         (837)

Cash flows from financing activities:
  Distributions to partners                                         (18,412)      (1,732)
  Debt extinguishment cost                                           (3,840)          --
  Repayment of mortgage notes payable                               (22,716)          --
  Loan costs paid                                                        (5)          --
  Principal payments on mortgage notes payable                         (177)        (249)
            Net cash used in financing activities                   (45,150)      (1,981)

Net decrease in cash and cash equivalents                              (195)         (85)
Cash and cash equivalents at beginning of the year                      559          644

Cash and cash equivalents at end of the year                        $ 364         $ 559

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 1,752       $ 2,513

                   See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Significant Accounting Policies

Organization: Consolidated Capital Growth Fund (the "Partnership" or "Registrant") was organized on December 20, 1976 as a limited partnership under the California Uniform Limited Partnership Act. The general partner responsible for management of the Partnership's business is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2006 unless terminated prior to such date. The Partnership commenced operations in 1977 and completed its acquisition of apartment properties in 1980. The Partnership operates one apartment property located in Raleigh, North Carolina.

Basis of Presentation: Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statements of operations have been restated as of January 1, 2002 to reflect the operations of Breckinridge Square, Doral Springs and Churchill Park Apartments (see Note D) as (loss) income from discontinued operations due to the sale of these properties during 2003.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $328,000 at December 31, 2003 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: At December 31, 2003 approximately $38,000 is held in replacement reserve funds for certain capital replacements (as defined in the Replacement Reserve Agreement) at The Lakes Apartments.

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

Loan Costs: Loan costs of approximately $219,000, less accumulated amortization of approximately $177,000, are included in other assets and are being amortized by the straight-line method over the life of the loan. Amortization expense from continuing operations was approximately $22,000 for both the years ended December 31, 2003 and 2002. Amortization expense is expected to be approximately $22,000 for the year 2004 and $21,000 for 2005.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Partners' Deficit: Net income per limited partnership unit is allocated in accordance with the Limited Partnership Agreement ("Agreement").

All distributions other than Surplus Funds distributions (as defined in the Agreement) are allocated 99% to the Limited Partners and 1% to the General Partner. Distributions of Surplus Funds were allocated 100% to the Limited
Partners until 1986 when the Limited Partners had received a return of their capital contributions plus a 10% cumulative return. Pursuant to the provisions of the Agreement, the General Partner has been entitled to 14% of Surplus Fund distributions since 1986. However, in connection with a settlement agreement between CEI and two affiliated partnerships, a portion of the General Partner's interest in the Partnership was assigned to the two affiliated partnerships. The two affiliated partnerships received distributions of approximately $2,027,000 and $14,000 from the Partnership during 2003 and 2002, respectively.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expressed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2003 and 2002.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs from continuing operations of approximately $80,000 and $51,000 for the years ended December 31, 2003 and 2002, respectively, were charged to operating expense as incurred.

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

Note B - Mortgage Note Payable

The principle term of mortgage note payable is as follows:

                              Principal     Monthly                           Principal
                              Balance At    Payment    Stated                  Balance
                             December 31,  Including  Interest   Maturity      Due At
         Property                2003       Interest    Rate       Date       Maturity
                                 (in thousands)                            (in thousands)

The Lakes Apartments           $12,240        $ 71      6.95%    12/01/05      $12,240

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's rental property and by pledge of revenues from the respective rental property. The note imposes prepayment penalties if repaid prior to maturity and prohibits resale of the property subject to existing indebtedness.

The balloon principal payment on the mortgage note payable of $12,240,000 is scheduled for December 2005.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $155,000 and $200,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses. Approximately $204,000 and $374,000 was paid to such affiliates for the years ended December 31, 2003 and 2002, respectively, which is included in (loss) income from discontinued operations for Breckinridge Square, Doral Springs, and Churchill Park Apartments.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $266,000 and $320,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $36,000 and $26,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of additions to the investment property.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner received approximately $28,000 and $154,000 for the years ended December 31, 2003 and 2002, respectively, for providing these services, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement and in connection with the sale of Breckinridge Square in January 2003, Churchill Park in July 2003, and Doral Springs in September 2003, the General Partner is entitled to a commission of up to 3% for its assistance in the sales of these investment properties. During the year ended December 31, 2003 approximately $603,000 was paid to the General Partner.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $127,000 and $135,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,142.75 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note D - Sale of Discontinued Operations

On January 16, 2003, the Partnership sold Breckinridge Square to an unrelated third party for net proceeds of approximately $10,991,000 after payment of closing costs. The Partnership realized a gain of approximately $8,834,000 as a result of the sale. The Partnership used approximately $6,000,000 of net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $689,000 as result of unamortized loan costs being written off and prepayment penalties. This amount is included in (loss) income from discontinued
operations. In accordance with SFAS 144, the accompanying statements of operations for the years ended December 31, 2003 and 2002 reflect the operations of Breckinridge Square as discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $90,000 and $2,069,000, respectively, of revenue generated by the property.

On July 25, 2003 the Partnership sold Churchill Park to an unrelated third party for net proceeds of approximately $12,604,000 after payment of closing costs. The Partnership realized a gain of approximately $9,176,000 as a result of the sale. The Partnership used approximately $6,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $650,000 as a result of unamortized loan costs being written off and prepayment penalties. This amount is included in (loss) income from discontinued operations. In accordance with SFAS 144, the accompanying statements of operations for the years ended December 31, 2003 and 2002 reflect the operations of Churchill Park as discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $1,357,000 and $2,243,000, respectively, of revenue generated by the property.

On September 4, 2003, the Partnership sold Doral Springs to an unrelated third party for net proceeds of approximately $21,932,000 after payment of closing costs. The Partnership realized a gain of approximately $17,020,000 as a result of the sale. The Partnership used approximately $10,266,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $2,906,000 as a result of unamortized loan costs being written off and prepayment penalties. This amount is included in (loss) income from discontinued operations. In accordance with SFAS 144, the accompanying statements of operations for the years ended December 31, 2003 and 2002 reflect the operations of Doral Springs as discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $2,168,000 and $3,252,000, respectively, of revenue generated by the property.

Note E - Investment Properties and Accumulated Depreciation

                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)

                                                             Buildings           Cost
                                                            and Related      Capitalized
                                                              Personal      Subsequent to
        Description            Encumbrances       Land        Property       Acquisition
                              (in thousands)                                (in thousands)

The Lakes Apartments
  Raleigh, North Carolina         $12,240         $ 946       $ 9,605          $ 6,564


                         Gross Amount At Which Carried
                              At December 31, 2003
                                 (in thousands)

                                  Buildings
                                 And Related
                                  Personal            Accumulated    Date of     Date    Depreciable
      Description         Land    Property    Total  Depreciation  Construction Acquired Life-Years
                                                    (in thousands)
The Lakes Apartments
  Raleigh,North Carolina $ 946    $16,169   $17,115    $12,529       1973      05/88      5-30

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                       Years Ended December 31,
                                         2003             2002
                                            (in thousands)
Real Estate
Balance at beginning of year           $ 49,264         $48,335
  Property improvements                    784              929
  Disposals of property                 (32,933)             --
Balance at end of Year                 $ 17,115         $49,264

Accumulated Depreciation
Balance at beginning of year           $ 33,671         $31,369
  Additions charged to expense            1,614           2,302
  Disposals of property                 (22,756)             --
Balance at end of year                 $ 12,529         $33,671

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $15,822,000 and $46,555,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $8,504,000 and $25,278,000, respectively.

Note F - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          2003          2002
Net income as reported                   $29,716       $ 421
Add (deduct):
  Fixed asset write-offs and
    casualty gain                            (33)          --
  Depreciation differences                   230          332
  Prepayment penalties                    (3,841)          --
  Gain on sales                              723           --
  Prepaid rent                              (140)          22
  Other                                       16           92

Federal taxable income                   $26,671       $ 867

Federal taxable income per
  limited partnership unit               $452.44      $ 17.45

The tax basis of the Partnership's assets and liabilities is approximately $8,591,000 greater than the assets and liabilities as reported in the financial statements.

Note G - Casualty Gain

In December 2002, the Partnership's remaining investment property, The Lakes Apartments, incurred damages to its buildings as a result of a hailstorm. As a result of the damage, approximately $26,000 of fixed assets and $20,000 of accumulated depreciation were written off resulting in a net write off of approximately $6,000. The Partnership received approximately $39,000 in proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $33,000 was recognized during the year ended December 31, 2003 as a result of the difference between the proceeds received and the net book value of the assets written off.

Note H - Legal Proceedings

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Note I - Contingency

The Partnership has accrued approximately $100,000 related to a projected OSHA penalty arising from various citations at The Lakes Apartments. The Partnership is currently negotiating with OSHA and anticipates that the Partnership will pay less than the estimated amount accrued. The Partnership does not believe that the amount of the penalty will exceed the accrual.

Note J - Subsequent Event

Subsequent to December 31, 2003 and in accordance with the Partnership Agreement, the General Partner loaned the Partnership approximately $500,000 to aid in the payment of taxes related to the sales of Breckinridge Square and Doral Springs Apartments.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Partnership has no officers or directors. The General Partner is ConCap Equities, Inc. The names and ages of, as well as the position and offices held by, the present directors and officers of the General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2003.

Entity                                  Number of Units      Percentage
AIMCO Properties, L.P.
  (an affiliate of AIMCO)                  10,142.10           20.62%
Madison River Properties LLC
  (an affiliate of AIMCO)                   2,690.00            5.47%
AIMCO IPLP, L.P.
  (an affiliate of AIMCO)                  19,310.65           39.25%

AIMCO IPLP, L.P. (formerly known as Insignia Properties, L.P.) and Madison River Properties LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

(b)   Beneficial Owners of Management

No director or officer of the General Partner owns any units of the Partnership of record or beneficially.

(c)   Change in Control

      Beneficial Owners of CEI

As of December 31, 2003, an affiliate of the General Partner was the sole shareholder of its common stock:

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $155,000 and $200,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses. Approximately $204,000 and $374,000 was paid to such affiliates for the years ended December 31, 2003 and 2002, respectively, which is included in (loss) income from discontinued operations for Breckinridge Square, Doral Springs, and Churchill Park Apartments.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $266,000 and $320,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $36,000 and $26,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of additions to the investment property.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner received approximately $28,000 and $154,000 for the years ended December 31, 2003 and 2002, respectively, for providing these services, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement and in connection with the sale of Breckinridge Square in January 2003, Churchill Park in July 2003, and Doral Springs in September 2003, the General Partner is entitled to a commission of up to 3% for its assistance in the sales of these investment properties. During the year ended December 31, 2003 approximately $603,000 was paid to the General Partner.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $127,000 and $135,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,142.75 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b)   Reports on Form 8-K:

            None filed during the quarter ended December 31, 2003.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit Fees. The Partnership paid to Ernst & Young LLP audit fees of $62,000 and $48,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $26,000 and $21,000, respectively.

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


                                    CONSOLIDATED CAPITAL GROWTH FUND


                                    By:   ConCap Equities, Inc.
                                          Its General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 29, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date  March 29, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date  March 29, 2004
Thomas M. Herzog              Chief Accounting Officer

                                  EXHIBIT INDEX

     Exhibit

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

     10.32Purchase  and  Sale   Contract   between   Registrant   and  Brookside
          Properties, Inc., dated November 22, 2002.

     10.33First Amendment to Purchase and Sale Contract  between  Registrant and
          Brookside Properties, Inc., dated November 22, 2002.

     10.34Second Amendment to Purchase and Sale Contract between  Registrant and
          Brookside Properties, Inc., dated November 22, 2002.

     10.35Assignment of Purchase  Agreement between Brookside  Properties,  Inc.
          and Breckinridge Multifamily, LLC, dated January 16, 2003.

     10.36Purchase and Sale  Contract  between  Registrant  and  Churchill  Park
          Investors, LLC, dated May 7, 2003.

     10.37Reinstatement  and  Amendment  to Purchase and Sale  Contract  between
          Registrant and Churchill Park Investors, LLC dated June 24, 2003.

     10.38Purchase and Sale Contract between Registrant and FF Realty, LLC, dated June 6, 2003.

     10.39Reinstatement  and  Amendment  to Purchase and Sale  Contract  between
          Registrant and FF Realty, LLC dated July 11, 2003.

     10.40Second Amendment to Purchase and Sale Contract between  Registrant and
          FF Realty, LLC dated August 15, 2003.

     10.41Escrow Agreement between  Registrant and FF Realty,  LLC dated June 6,
          2003.

     10.42Assignment  and Assumption of Real Estate Sales  Agreement  between FF
          Realty, LLC and Fairfield Doral Springs, LLC dated August 22, 2003.

     31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 29, 2004

                                /s/Martha L. Long
                                Martha L. Long
                                Senior Vice President of ConCap Equities, Inc., equivalent of the chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 29, 2004

                                /s/Thomas M. Herzog
                                Thomas M. Herzog
                                Senior  Vice  President  and  Chief   Accounting
                                Officer of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Consolidated Capital Growth Fund (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.