Form 10KSB/A
period 2003-12-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 2004-05-24
CIK 201529

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Form 10-KSB/A No. 1

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
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organizati                                Identification No.)

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                Explanatory Note

This document amends the Form 10-KSB for the year ended December 31, 2003 to include transactions related to the operations and sales of three of the Partnership's investment properties. These transactions should have been reported during the year ended December 31, 2003. Because the transactions were initially omitted, the Partnership's consolidated financial statements showed an overstatement of net income for the year ended December 31, 2003 and an understatement of liabilities and partner's deficit as of December 31, 2003. This error has been corrected in the restated consolidated financial statements.

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

Item 2.     Description of Property

The following table sets forth the Partnership's investment in property:

                                 Date of
Property                        Purchase        Type of Ownership          Use

The Lakes Apartments              05/88    Fee ownership, subject to   Apartment
  Raleigh, North Carolina                  first mortgage              600 units

On January 16, 2003, the Partnership sold Breckinridge Square to an unrelated third party for net proceeds of approximately $10,991,000 after payment of closing costs. The Partnership realized a gain of approximately $8,775,000 as a result of the sale. The Partnership used approximately $6,000,000 of net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $689,000 as result of unamortized loan costs being written off and prepayment penalties.

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

On September 4, 2003, the Partnership sold Doral Springs to an unrelated third party for net proceeds of approximately $21,932,000 after payment of closing costs. The Partnership realized a gain of approximately $16,985,000 as a result of the sale. The Partnership used approximately $10,266,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $2,906,000 as a result of unamortized loan costs being written off and prepayment penalties.

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

See  "Note  B" to the  financial  statements  included  in  "Item  7.  Financial
Statements"   for  a  description   of  the   Partnership's   depreciation   and
capitalization policies.

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

(1)   Interest only payments.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On May 13, 2004, Objector filed a reply to both briefs in support of the settlement and judgment entered thereto. No hearing has been scheduled in the matter.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Results of Operations

The Partnership's net income for the years ended December 31, 2003 and 2002 was approximately $29,445,000 and $421,000, respectively. The increase in net income for the year ended December 31, 2003 is due to the recognition of the gain on the sales of Breckinridge Square, Churchill Park, and Doral Springs Apartments partially offset by an increase in the loss from discontinued operations.

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

On January 16, 2003, the Partnership sold Breckinridge Square to an unrelated third party for net proceeds of approximately $10,991,000 after payment of closing costs. The Partnership realized a gain of approximately $8,775,000 as a result of the sale. The Partnership used approximately $6,000,000 of net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $689,000 as result of unamortized loan costs being written off and prepayment penalties. This amount is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $90,000 and $2,069,000, respectively, of revenue generated by the property.

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

On September 4, 2003, the Partnership sold Doral Springs to an unrelated third party for net proceeds of approximately $21,932,000 after payment of closing costs. The Partnership realized a gain of approximately $16,985,000 as a result of the sale. The Partnership used approximately $10,266,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $2,906,000 as a result of unamortized loan costs being written off and prepayment penalties. This amount is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $2,168,000 and $3,252,000, respectively, of revenue generated by the property.

Excluding the gain on sales and the (loss) income from discontinued operations, the Partnership's loss from continuing operations for the years ended December 31, 2003 and 2002 was approximately $1,002,000 and $300,000, respectively. The increase in loss from continuing operations for the year ended December 31, 2003, is due to a decrease in total revenues and an increase in total expenses. Total revenue decreased due to decreases in rental income and other income, partially offset by the recognition of a casualty gain in 2003. Rental income decreased due to decreases in occupancy and the average rental rates and an increase in rental concessions at the Partnership's property. Other income decreased due to decreases in late charges and non-refundable fees at the investment property.

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

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note B - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

          Report of Independent Registered Public Accounting Firm



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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Growth Fund at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the financial statements, in 2004 the management of Consolidated Capital Growth Fund identified several transactions related to the 2003 operations and sales of three properties that should have been reported during the year ended December 31, 2003.

                                                        /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 16, 2004
Except for Notes A, I and J, as to which the date is May 24, 2004

                        CONSOLIDATED CAPITAL GROWTH FUND

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003
                           (as restated - see Note A)


Assets
   Cash and cash equivalents                                                 $  364
   Receivables and deposits                                                     386
   Restricted escrows                                                            38
   Other assets                                                                 114
   Investment property (Notes C and F):
      Land                                                     $ 946
      Buildings and related personal property                  16,169
                                                               17,115
      Less accumulated depreciation                           (12,529)        4,586
                                                                            $ 5,488


Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 467
   Tenant security deposit liabilities                                           79
   Other liabilities                                                            356
   Mortgage note payable (Note C)                                            12,240

Partners' Deficit
   General partner                                            $ (3,141)
   Limited partners (49,196 units issued and
      outstanding)                                             (4,513)       (7,654)
                                                                            $ 5,488
               See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                               Years Ended December 31,
                                                                 2003                 2002
                                                        (Restated - see Note A)    (Restated)
Revenues:
  Rental income                                                 $ 2,897              $ 3,511
  Other income                                                      237                  264
  Casualty gain (Note H)                                             33                   --
      Total revenues                                              3,167                3,775

Expenses:
  Operating                                                       1,771                1,519
  General and administrative                                        372                  538
  Depreciation                                                      907                  908
  Interest                                                          873                  873
  Property taxes                                                    246                  237
      Total expenses                                              4,169                4,075

Loss from continuing operations                                  (1,002)                (300)
(Loss) income from discontinued operations (Note E)              (4,489)                 721
Gain on sales of discontinued operations (Note E)                34,936                   --

Net income (Note G)                                            $ 29,445               $ 421

Net income allocated to general partner                         $ 4,836                $ 4
Net income allocated to limited partners                         24,609                  417

                                                               $ 29,445               $ 421
Per limited partnership unit:
  Loss from continuing operations                              $ (20.16)             $ (6.04)
  (Loss) income from discontinued operations                     (90.34)               14.51
  Gain on sales of discontinued operations                       610.72               $ --

                                                               $ 500.22              $ 8.47

Distributions per limited partnership unit                     $ 322.71              $ 34.86

               See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)
                           (as restated - see Note A)

                                      Limited
                                    Partnership      General      Limited
                                       Units         Partner      Partners      Total

Original capital contributions         49,196          $ 1        $ 49,196     $ 49,197

Partners' deficit at
  December 31, 2001                    49,196         (5,428)      (11,948)     (17,376)

Distributions to partners                  --            (17)       (1,715)      (1,732)

Net income for the year ended
  December 31, 2002                        --              4           417          421

Partners' deficit at
  December 31, 2002                    49,196         (5,441)      (13,246)     (18,687)

Distributions to partners                  --         (2,536)      (15,876)     (18,412)

Net income for the year ended
  December 31, 2003                        --          4,836        24,609       29,445

Partners' deficit at
  December 31, 2003                    49,196        $(3,141)     $ (4,513)    $ (7,654)

               See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Years Ended December 31,
                                                                   2003               2002
                                                         (Restated - see Note A)

Cash flows from operating activities:
  Net income                                                     $ 29,445            $ 421
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   1,614             2,302
     Amortization of loan costs                                        45                69
     Casualty gain                                                    (33)               --
     Bad debt                                                         272               354
     Loss on early extinguishment of debt                           4,245                --
     Gain on sale of discontinued operations                      (34,936)               --
     Changes in assets and liabilities:
      Receivables and deposits                                       (208)             (505)
      Other assets                                                     42               (12)
      Accounts payable                                               (199)              100
      Tenant security deposit liabilities                            (228)               30
      Other liabilities                                               (49)              (26)
            Net cash provided by operating activities                  10             2,733

Cash flows from investing activities:
  Property improvements and replacements                             (784)             (929)
  Net withdrawals from restricted escrows                             163                92
  Insurance proceeds received                                          39                --
  Net proceeds from sales of investment properties                 45,527                --
            Net cash provided by (used in) investing
                activities                                         44,945              (837)

Cash flows from financing activities:
  Distributions to partners                                       (18,412)           (1,732)
  Debt extinguishment cost                                         (3,840)               --
  Repayment of mortgage notes payable                             (22,716)               --
  Loan costs paid                                                      (5)               --
  Principal payments on mortgage notes payable                       (177)             (249)
            Net cash used in financing activities                 (45,150)           (1,981)

Net decrease in cash and cash equivalents                            (195)              (85)
Cash and cash equivalents at beginning of the year                    559               644

Cash and cash equivalents at end of the year                      $ 364              $ 559

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 1,752            $ 2,513

               See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Correction of an Error

Subsequent to December 31, 2003, the Partnership paid approximately $194,000 in city taxes related to the sales of Breckinridge Square and Churchill Park Apartments which had not been accrued as of December 31, 2003. In addition, during 2004, the Partnership paid approximately $77,000 of expenses related to the operations of Doral Springs Apartments which had not been accrued as of December 31, 2003. These errors have been corrected in the accompanying restated consolidated financial statements.

The following tables set forth the adjustments to the balance sheet as of December 31, 2003 and the statement of operations for the year ended December 31, 2003. The only financial statement line items included below are those that have been restated from the originally reported amounts.

                                                        As of December 31, 2003
                                                            (in thousands)
                                                   As previously
                                                      reported         As restated

Accounts payable                                       $ 196              $ 467
Partners' deficit                                      (7,383)            (7,654)

                                                     Year Ended December 31, 2003
                                                            (in thousands)
                                                   As previously
                                                      reported         As restated

Loss from discontinued operations                     $(4,312)           $(4,489)
Gain on sales of discontinued operations               35,030             34,936
Net income                                             29,716             29,445
Net income allocated to general partner                 4,581              4,836
Net income allocated to limited partners               24,865             24,609
Loss from discontinued operations per
  limited partnership unit                             (86.78)            (90.34)
Gain on sales of discontinued operations per
  limited partnership unit                             612.37             610.72
Net income per limited partnership unit                505.43             500.22

Note B - Organization and Significant Accounting Policies

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

Basis of Presentation: Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statements of operations have been restated as of January 1, 2002 to reflect the operations of Breckinridge Square, Doral Springs and Churchill Park Apartments (see Note E) as (loss) income from discontinued operations due to the sale of these properties during 2003.

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

Note C - Mortgage Note Payable

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

Note E - Sale of Discontinued Operations

On January 16, 2003, the Partnership sold Breckinridge Square to an unrelated third party for net proceeds of approximately $10,991,000 after payment of closing costs. The Partnership realized a gain of approximately $8,775,000 as a result of the sale. The Partnership used approximately $6,000,000 of net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $689,000 as result of unamortized loan costs being written off and prepayment penalties. This amount is included in (loss) income from discontinued
operations. In accordance with SFAS 144, the accompanying statements of operations for the years ended December 31, 2003 and 2002 reflect the operations of Breckinridge Square as discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $90,000 and $2,069,000, respectively, of revenue generated by the property.

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

On September 4, 2003, the Partnership sold Doral Springs to an unrelated third party for net proceeds of approximately $21,932,000 after payment of closing costs. The Partnership realized a gain of approximately $16,985,000 as a result of the sale. The Partnership used approximately $10,266,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $2,906,000 as a result of unamortized loan costs being written off and prepayment penalties. This amount is included in (loss) income from discontinued operations. In accordance with SFAS 144, the accompanying statements of operations for the years ended December 31, 2003 and 2002 reflect the operations of Doral Springs as discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $2,168,000 and $3,252,000, respectively, of revenue generated by the property.

Note F - Investment Properties and Accumulated Depreciation

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

Note G - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          2003          2002
Net income as reported                   $29,445       $ 421
Add (deduct):
  Fixed asset write-offs and
    casualty gain                            (33)          --
  Depreciation differences                   230          332
  Prepayment penalties                    (3,841)          --
  Gain on sales                              723           --
  Prepaid rent                              (140)          22
  Other                                      287           92

Federal taxable income                   $26,671       $ 867

Federal taxable income per
  limited partnership unit               $452.44      $ 17.45

The tax basis of the Partnership's assets and liabilities is approximately $8,591,000 greater than the assets and liabilities as reported in the financial statements.

Note H - Casualty Gain

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

Note I - Legal Proceedings

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On May 13, 2004, Objector filed a reply to both briefs in support of the settlement and judgment entered thereto. No hearing has been scheduled in the matter.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Note J - Contingencies

The Partnership has accrued approximately $100,000 related to a projected OSHA penalty arising from various citations at The Lakes Apartments. The Partnership is currently negotiating with OSHA and anticipates that the Partnership will pay less than the estimated amount accrued. The Partnership does not believe that the amount of the penalty will exceed the accrual.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

Note K - Subsequent Event

Subsequent to December 31, 2003 and in accordance with the Partnership Agreement, the General Partner loaned the Partnership approximately $500,000 to aid in the payment of taxes related to the sales of Breckinridge Square and Doral Springs Apartments.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 8a.    Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures needed to be improved and were improved subsequent to December 31, 2003 to provide that expenses related to sold properties are more accurately estimated and are reported in the proper period. In particular, the Partnership has implemented a system to improve the coordination and communication between those departments responsible for property and tax accounting and the group responsible for the preparation and reporting of financial information.

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


                                    Date: May 24, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: May 24, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date  May 24, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date  May 24, 2004
Thomas M. Herzog              Chief Accounting Officer

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

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


1. I have reviewed this annual report on Form 10-KSB/A No. 1 of Consolidated Capital Growth Fund;

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

Date:  May 24, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior   Vice    President   of   ConCap
                                    Equities,  Inc., equivalent of the chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


1. I have reviewed this annual report on Form 10-KSB/A No. 1 of Consolidated Capital Growth Fund;

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

Date:  May 24, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB/A No. 1 of Consolidated Capital Growth Fund (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 24, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 24, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.