Form 10QSB
period 2004-03-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 2004-05-24
CIK 201529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


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
                        (in thousands, except unit data)

                                 March 31, 2004


Assets
   Cash and cash equivalents                                                 $ 403
   Receivables and deposits                                                      417
   Restricted escrows                                                            218
   Other assets                                                                  191
   Investment property:
      Land                                                     $ 946
      Buildings and related personal property                   16,193
                                                                17,139
      Less accumulated depreciation                            (12,733)        4,406
                                                                            $ 5,635

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 207
   Tenant security deposit liabilities                                            79
   Accrued property taxes                                                         63
   Due to affiliates (Note B)                                                    501
   Other liabilities                                                             338
   Mortgage note payable                                                      12,240

Partners' Deficit
   General partner                                            $ (3,142)
   Limited partners (49,196 units issued and
      outstanding)                                              (4,651)       (7,793)
                                                                            $ 5,635


        See Accompanying Notes to Consolidated Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                               2004           2003
                                                                           (Restated)
Revenues:
   Rental income                                               $ 655         $ 750
   Other income                                                    54            62
   Casualty gain (Note D)                                          25            --
      Total revenues                                              734           812

Expenses:
  Operating                                                       308           331
  General and administrative                                       53           135
  Depreciation                                                    228           227
  Interest                                                        220           218
  Property taxes                                                   64            63
      Total expenses                                              873           974

Loss from continuing operations                                  (139)         (162)
Loss from discontinued operations                                  --          (632)
Gain on sale of discontinued operations                            --         8,803

Net (loss) income                                             $ (139)       $ 8,009

Net (loss) income allocated to general partner                 $ (1)        $ 1,224
Net (loss) income allocated to limited partners                  (138)        6,785

                                                              $ (139)       $ 8,009

Per limited partnership unit:
  Loss from continuing operations                             $ (2.80)      $ (3.26)
  Loss from discontinued operations                                --        (12.72)
  Gain on sale of discontinued operations                          --        153.90

                                                              $ (2.80)      $137.92

Distribution per limited partnership unit                      $ --         $ 81.82

        See Accompanying Notes to Consolidated Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions         49,196          $ 1        $49,196      $49,197

Partners' deficit at
   December 31, 2003                   49,196        $(3,141)     $(4,513)    $(7,654)

Net loss for the three months
   ended March 31, 2004                    --             (1)        (138)       (139)

Partners' deficit at
   March 31, 2004                      49,196        $(3,142)     $(4,651)    $(7,793)


        See Accompanying Notes to Consolidated Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                         March 31,
                                                                      2004       2003
                                                                             (Restated)
Cash flows from operating activities:
  Net (loss) income                                                $ (139)     $ 8,009
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Depreciation                                                      228         523
     Amortization of loan costs                                          5          15
     Bad debt expense                                                   26         122
     Casualty gain                                                     (25)         --
     Loss on early extinguishment of debt                               --         689
     Gain on sale of discontinued operations                            --      (8,803)
     Change in accounts:
      Receivables and deposits                                         (57)        (42)
      Other assets                                                     (82)        (48)
      Accounts payable                                                (260)       (119)
      Tenant security deposit liabilities                               --         (44)
      Accrued property taxes                                            63         221
      Due to affiliates                                                  1          --
      Other liabilities                                                (18)         24
        Net cash (used in) provided by operating activities           (258)        547

Cash flows from investing activities:
  Property improvements and replacements                               (53)       (230)
  Net (deposits to) withdrawals from restricted escrows               (180)        108
  Insurance proceeds received                                           30          --
  Net proceeds from sale of investment property                         --      10,991
        Net cash (used in) provided by investing activities           (203)     10,869

Cash flows from financing activities:
  Advances from affiliates                                             500          --
  Principal payments on mortgage notes payable                          --         (65)
  Distributions to partners                                             --      (4,632)
  Loan costs paid                                                       --          (5)
  Debt extinguishment cost                                              --        (650)
  Repayment of mortgage note payable                                    --      (6,000)
        Net cash provided by (used in) financing activities            500     (11,352)

Net increase in cash and cash equivalents                               39          64
Cash and cash equivalents at beginning of period                       364         559
Cash and cash equivalents at end of period                         $ 403        $ 623

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 214        $ 538

        See Accompanying Notes to Consolidated Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB/A No. 1 for the year ended December 31, 2003. The General Partner is a wholly owned subsidiary of Apartment
Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statement of operations for the three months ended March 31, 2003 reflect the operations of Breckenridge Square as loss from discontinued operations due to its sale in January 2003. In addition, the same period has been restated to reflect the operations of Churchill Park and Doral Springs Apartments as loss from discontinued operations due to the sale of these properties in July and September 2003, respectively.

Reclassification

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $37,000 and $120,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $29,000 and $90,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Partnership Agreement) to be paid to the General Partner for executive and administrative management services. During the three months ended March 31, 2003, affiliates of the General Partner received approximately $28,000 for providing these services, which is included in general and administrative expenses. No fees were earned or paid for the three months ended March 31, 2004.

During the three months ended March 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $500,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments. Interest was charged at the prime rate plus 2% and was approximately $1,000 for the three months ended March 31, 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $40,000. The Partnership was charged approximately $127,000 for 2003.

Note C- Sale of Investment Property

On January 16, 2003, the Partnership sold Breckinridge Square to an unrelated third party for net proceeds of approximately $10,991,000 after payment of closing costs. The Partnership realized a gain of approximately $8,803,000 as a result of the sale. The Partnership used approximately $6,000,000 of net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $689,000 as result of unamortized loan costs being written off and prepayment penalties. In accordance with SFAS No. 144, the accompanying consolidated statement of operations for the three months ended March 31, 2003 reflects the operations of Breckinridge Square as (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the three months ended March 31, 2003 is approximately $88,000 of revenue generated by the property.

Note D - Casualty

In October 2003, the Partnership's investment property, The Lakes Apartments, incurred damage to four apartment units as a result of a fire. During the three months ended March 31, 2004, the Partnership recognized a casualty gain of approximately $25,000 which is the result of insurance proceeds received of approximately $30,000 offset by the net book value of the assets written off.

Note E - Contingencies

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

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's remaining investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
Property                                            2004        2003

The Lakes                                            74%        84%
  Raleigh, North Carolina

The General Partner attributes the decrease in occupancy at The Lakes Apartments to increased credit standards for tenants.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2004 was approximately $139,000 compared to net income of approximately $8,009,000 for the same period in 2003. Net income decreased due to the recognition of a gain on the sale of Breckinridge Square in January 2003 partially offset by a decrease in loss from discontinued operations.

In accordance with Statement of Financial Accounting Standards No. 144, the accompanying consolidated statements of operations for the three months ended March 31, 2003 reflect the operations of Breckinridge Square as (loss) income from discontinued operations due to its sale in January 2003. In addition, the same period has been restated to reflect the operations of Churchill Park and Doral Springs Apartments as (loss) income from discontinued operations due to the sale of these properties in July and September 2003, respectively.

On January 16, 2003, the Partnership sold Breckinridge Square to an unrelated third party for net proceeds of approximately $10,991,000 after payment of closing costs. The Partnership realized a gain of approximately $8,803,000 as a result of the sale. The Partnership used approximately $6,000,000 of net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $689,000 as result of unamortized loan costs being written off and prepayment penalties. Included in (loss) income from discontinued operations for the three months ended March 31, 2003 is approximately $88,000 of revenue generated by the property.

Excluding the impact of the gain on sale and the loss from discontinued operations, the Partnership realized a loss from continuing operations of approximately $139,000 for the three months ended March 31, 2004 compared to a loss from continuing operations of approximately $162,000 for the corresponding period in 2003. The decrease in loss from continuing operations is due to a decrease in total expenses partially offset by a decrease in total revenues. Total revenue decreased due to a decrease in rental income which was caused by decreases in occupancy and average rental rates at The Lakes Apartments. This decrease was partially offset by a casualty gain recognized in 2004.

In October 2003, the Partnership's investment property, The Lakes Apartments, incurred damage to four apartment units as a result of a fire. During the three months ended March 31, 2004, the Partnership recognized a casualty gain of approximately $25,000 which is the result of insurance proceeds received of approximately $30,000 offset by the net book value of the assets written off.

Total expenses decreased due to decreases in operating and general and administrative expenses. Operating expenses decreased due to decreases in advertising and maintenance expenses partially offset by an increase in property expense. Advertising expense decreased due to decreases in newspaper and periodical advertising and resident relations. Maintenance expense decreased due to a decrease in contract labor at The Lakes Apartments. Property expense increased due to an increase in salaries and related benefits.

General and administrative expenses decreased due to decreases in management reimbursements paid to the General Partner, as allowed under the Partnership Agreement and in Partnership management fees due to no cash from operations being distributed in 2004. For 2004 and 2003, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $403,000 compared to approximately $623,000 at March 31, 2003. Cash and cash equivalents increased approximately $39,000 from December 31, 2003 due to approximately $500,000 of cash provided by financing activities, partially offset by approximately $258,000 and $203,000 of cash used in operating and investing activities, respectively. Cash provided by financing activities consisted of advances from an affiliate of the General Partner. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, local, legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below.

The Lakes Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $53,000 of capital improvements at The Lakes Apartments, consisting primarily of major landscaping, floor covering replacements and casualty repairs. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $276,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the investment property of approximately $12,240,000 requires monthly interest only payments until December 1, 2005 at which time a balloon payment is due. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):

                            Three Months    Per Limited     Three Months      Per Limited
                               Ended        Partnership         Ended         Partnership
                           March 31, 2004       Unit       March 31, 2003        Unit

Operations                      $ --            $ --            $ 317           $ 6.38
Sale proceeds from
  Breckinridge Square              --              --           4,315            75.44
                                $ --            $ --           $4,632           $81.82

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 31,142.75 limited partnership units (the "Units") in the Partnership representing 63.30% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership
Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.30% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures needed to be improved and were improved during the second quarter of 2004 to provide that expenses related to sold properties are more accurately estimated and are reported in the proper period. In particular, the Partnership has implemented a system to improve the coordination and communication between those departments responsible for property and tax accounting and the group responsible for the preparation and reporting of financial information.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

                  None.

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

Date:  May 24, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior   Vice    President   of   ConCap
                                    Equities  Inc.,  equivalent of the chief
                                    executive officer of the Partnership

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

Date:  May 24, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior   Vice    President   and   Chief
                                    Accounting  Officer  of ConCap  Equities
                                    Inc.,  equivalent of the chief financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Growth Fund (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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