Form 10QSB
period 2004-06-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 2004-08-13
CIK 201529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                        CONSOLIDATED CAPITAL GROWTH FUND
                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004

Assets
   Cash and cash equivalents                                                 $ 348
   Receivables and deposits                                                      467
   Restricted escrows                                                             99
   Other assets                                                                  159
   Investment property:
      Land                                                     $ 946
      Buildings and related personal property                   16,300
                                                                17,246
      Less accumulated depreciation                            (12,961)        4,285
                                                                            $ 5,358

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 216
   Tenant security deposit liabilities                                            89
   Accrued property taxes                                                        125
   Other liabilities                                                             290
   Due to affiliates (Note B)                                                    509
   Mortgage note payable                                                      12,240

Partners' Deficit
   General partner                                            $ (3,146)
   Limited partners (49,196 units issued and
      outstanding)                                              (4,965)       (8,111)
                                                                            $ 5,358


        See Accompanying Notes to Consolidated Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                    Three Months Ended       Six Months Ended
                                                         June 30,                June 30,
                                                     2004        2003        2004        2003
Revenues:                                                     (Restated)              (Restated)
  Rental income                                     $ 656        $ 744     $ 1,311     $ 1,494
  Other income                                          61           64        115         126
  Casualty gain (Note D)                                 9           33         34          33
       Total revenues                                  726          841      1,460       1,653

Expenses:
  Operating                                            455          531        763         862
  General and administrative                            70           95        123         230
  Depreciation                                         230          230        458         457
  Interest                                             227          218        447         436
  Property taxes                                        62           62        126         125
       Total expenses                                1,044        1,136      1,917       2,110

Loss from continuing operations                       (318)        (295)      (457)       (457)
Income (loss) from discontinued operations
  (Note A)                                              --            7         --        (625)
Gain on sale of discontinued operations
  (Note C)                                              --           28         --       8,831

Net (loss) income                                   $ (318)     $ (260)     $ (457)    $ 7,749

Net (loss) income allocated to general
  partners                                           $ (3)        $ 1        $ (5)     $ 1,225
Net (loss) income allocated to limited
  partners                                            (315)        (261)      (452)      6,524

                                                    $ (318)     $ (260)     $ (457)    $ 7,749
Net (loss) income per limited partnership unit:
  Loss from continuing operations                  $ (6.40)     $ (5.93)   $ (9.19)    $ (9.19)
  Loss from discontinued operations                     --         0.14         --      (12.58)
  Gain on sale of discontinued operations               --         0.48         --      154.38

                                                   $ (6.40)     $ (5.31)   $ (9.19)    $132.61

Distribution per limited partnership unit            $ --        $ --        $ --      $ 81.82

        See Accompanying Notes to Consolidated Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions         49,196          $ 1        $49,196      $49,197

Partners' deficit at
   December 31, 2003                   49,196        $(3,141)     $(4,513)    $(7,654)

Net loss for the six months
   ended June 30, 2004                     --             (5)        (452)       (457)

Partners' deficit at
   June 30, 2004                       49,196        $(3,146)     $(4,965)    $(8,111)


        See Accompanying Notes to Consolidated Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Six Months Ended
                                                                        June 30,
                                                                   2004         2003
                                                                             (Restated)
Cash flows from operating activities:
  Net (loss) income                                               $ (457)     $ 7,749
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Depreciation                                                     458        1,027
     Amortization of loan costs                                        11           27
     Bad debt expense, net                                             60          240
     Casualty gain                                                    (34)         (33)
     Loss on early extinguishment of debt                              --          689
     Gain on sale of investment property                               --       (8,831)
     Change in accounts:
      Receivables and deposits                                       (141)        (273)
      Other assets                                                    (56)        (143)
      Accounts payable                                               (251)        (116)
      Tenant security deposit liabilities                              10          (32)
      Accrued property taxes                                          125          398
      Due to affiliates                                                 9           --
      Other liabilities                                               (66)         208
        Net cash (used in) provided by operating activities          (332)         910

Cash flows from investing activities:
  Property improvements and replacements                             (163)        (498)
  Net (deposits to) withdrawals from restricted escrows               (61)         163
  Insurance proceeds received                                          40           39
  Net proceeds from sale of investment property                        --       10,991
        Net cash (used in) provided by investing activities          (184)      10,695

Cash flows from financing activities:
  Advances from affiliates                                            500           --
  Principal payments on mortgage notes payable                         --         (132)
  Distributions to partners                                            --       (4,632)
  Repayment of mortgage note payable                                   --       (6,000)
  Debt extinguishment cost                                             --         (650)
  Loan costs paid                                                      --           (5)
        Net cash provided by (used in) financing activities           500      (11,419)

Net (decrease) increase in cash and cash equivalents                  (16)         186
Cash and cash equivalents at beginning of period                      364          559
Cash and cash equivalents at end of period                        $ 348        $ 745

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 427       $ 1,058

        See Accompanying Notes to Consolidated Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB/A No. 1 for the year ended December 31, 2003. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statements of operations for the three and six months ended June 30, 2003 reflect the operations of Breckenridge Square, Churchill Park and Doral Springs Apartments as income (loss) from discontinued operations due to their sales in January 2003, July 2003 and September 2003, respectively.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $71,000 and $227,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses and income (loss) from discontinued operations.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $62,000 and $149,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Partnership Agreement) to be paid to the General Partner for executive and administrative management services. During the six months ended June 30, 2003, affiliates of the General Partner received approximately $28,000 for providing these services, which is included in general and administrative expenses. No fees were earned or paid for the six months ended June 30, 2004.

Pursuant to the Partnership Agreement and in connection with the sale of Breckinridge Square in January 2003, the General Partner is entitled to a commission of up to 3% for its assistance in the sale. During the six months ended June 30, 2003, approximately $178,000 was paid to the General Partner.

During the six months ended June 30, 2004, an affiliate of the General Partner advanced the Partnership approximately $500,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments. Interest was charged at the prime rate plus 2% and was approximately $9,000 for the six months ended June 30, 2004. Advances and accrued interest are shown as due to affiliates on the accompanying balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $40,000 and $127,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C- Sale of Investment Property

On January 16, 2003, the Partnership sold Breckinridge Square to a third party for net proceeds of approximately $10,991,000 after payment of closing costs. The Partnership realized a gain of approximately $8,831,000 as a result of the sale. The Partnership used approximately $6,000,000 of net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $689,000 as result of unamortized loan costs being written off and prepayment penalties. In accordance with SFAS No. 144, the accompanying statement of operations for the six months ended June 30, 2003 reflects the operations of Breckinridge Square as income
(loss) from discontinued operations. The additional gain recognized during the three months ended June 30, 2003 is due to the reversal of certain expense reserves established at the time of the sale. Included in (loss) income from discontinued operations for the six months ended June 30, 2003 is approximately $175,000 of revenue generated by the property.

Note D - Casualties

In October 2003, the Partnership's investment property, The Lakes Apartments, incurred damage to four apartment units as a result of a fire. As a result of the damage, approximately $32,000 of fixed assets and $26,000 of accumulated depreciation were written off resulting in a net write off of approximately $6,000. The property received approximately $40,000 in insurance proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $34,000 was recognized during the six months ended June 30, 2004 as a result of the difference between the proceeds received and the net book value of the assets written off.

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

Note E - OSHA Settlement

In 2003, the Partnership accrued approximately $100,000 related to a projected OSHA penalty arising from various citations at The Lake Apartments. During the second quarter of 2004, the Partnership was able to settle the penalty for approximately $25,000. The reserve in excess of estimated legal costs was reversed and is reflected as a reduction in operating expenses for the six months ended June 30, 2004.

Note F - Contingencies

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's remaining investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
Property                                            2004        2003

The Lakes                                            75%        85%
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

Results of Operations

The Partnership's net loss for the three months ended June 30, 2004 was approximately $318,000 compared to a net loss of approximately $260,000 for the corresponding period in 2003. The Partnership's net loss for the six months ended June 30, 2004 was approximately $457,000 compared to net income of approximately $7,749,000 for the corresponding period in 2003. For the three month period, net loss increased due to the recognition in 2003 of a gain on the sale of Breckinridge Square Apartments and a decrease in income from discontinued operations. For the six month period, net income decreased due to the gain on the sale of Breckinridge Square partially offset by a decrease in loss from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statements of operations for the three and six months ended June 30, 2003 reflect the operations of Breckenridge Square, Churchill Park and Doral Springs Apartments as income (loss) from discontinued operations due to their sales in January 2003, July 2003 and September 2003, respectively.

On January 16, 2003, the Partnership sold Breckinridge Square to a third party for net proceeds of approximately $10,991,000 after payment of closing costs. The Partnership realized a gain of approximately $8,831,000 as a result of the sale. The Partnership used approximately $6,000,000 of net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $689,000 as result of unamortized loan costs being written off and prepayment penalties. Included in income (loss) from discontinued operations for the three and six months ended June 30, 2003 is approximately $2,000 and $90,000, respectively, of revenue generated by the property.

Excluding the impact of the gain on sale and the income (loss) from discontinued operations, the Partnership realized a loss from continuing operations of approximately $318,000 and $457,000 for the three and six months ended June 30, 2004 compared to a loss from continuing operations of approximately $295,000 and $457,000 for the corresponding periods in 2003. The increase in loss from continuing operations for the three month period is due to a decrease in total revenues partially offset by a decrease in total expenses. The net loss from continuing operations for the six month period remained constant but was effected by a decrease in total revenues offset by a decrease in total expenses. Total revenues for the three month period decreased due to a decrease in rental income and a decrease in casualty gain. Total revenue for the six month period decreased due to decreases in rental and other income. Rental income for both periods decreased due to a decrease in occupancy partially offset by an increase in the average rental rates at The Lakes Apartments. Other income decreased due to a decrease in lease cancellation fees at The Lakes Apartments.

In October 2003, the Partnership's investment property, The Lakes Apartments, incurred damage to four apartment units as a result of a fire. As a result of the damage, approximately $32,000 of fixed assets and $26,000 of accumulated depreciation were written off resulting in a net write off of approximately $6,000. The property received approximately $40,000 in insurance proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $34,000 was recognized during the six months ended June 30, 2004 as a result of the difference between the proceeds received and the net book value of the assets written off.

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

Total expenses decreased for the three and six months ended June 30, 2004 due to decreases in operating and general and administrative expenses. Operating expenses decreased due to decreases in administrative and maintenance expenses partially offset by an increase in property expenses. Administrative expenses decreased due to the accrual in 2003 for a projected OSHA penalty arising from various citations at The Lakes Apartments. The penalty was settled during the six months ended June 30, 2004 for approximately $25,000 and the reserve in excess of estimated legal costs was reversed. Maintenance expense decreased due to a decrease in contract labor and repairs at The Lakes Apartments. Property expense increased due to an increase in payroll and related benefits at The Lake Apartments.

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

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $348,000 compared to approximately $745,000 at June 30, 2003. Cash and cash equivalents decreased approximately $16,000 from December 31, 2003 due to approximately $332,000 and $184,000 of cash used in operating and investing activities, respectively, partially offset by approximately $500,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender partially offset by insurance proceeds received. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below.

The Lakes Apartments

During  the  six  months  ended  June  30,  2004,  the   Partnership   completed
approximately $163,000 of capital improvements at The Lakes Apartments, consisting primarily of major landscaping, fire safety equipment, exterior painting, casualty repairs and water heater, appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $167,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):

                             Six Months     Per Limited      Six Months       Per Limited
                               Ended        Partnership         Ended         Partnership
                           June 30, 2004        Unit        June 30, 2003        Unit

Operations                      $ --            $ --            $ 317           $ 6.38
Sale proceeds from
  Breckinridge Square              --              --           4,315            75.44
                                $ --            $ --           $4,632           $81.82

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturity, refinancing, and/or property sale. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,142.75 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership
Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

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



                                    CONSOLIDATED CAPITAL GROWTH FUND


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

      10.32 Purchase and Sale Contract between Registrant and Brookside Properties, Inc., dated November 22, 2002.

      10.33 First Amendment to Purchase and Sale Contract between Registrant and Brookside Properties, Inc., dated November 22, 2002.

      10.34 Second Amendment to Purchase and Sale Contract between Registrant and Brookside Properties, Inc., dated November 22, 2002.

      10.35       Assignment  of  Purchase   Agreement   between   Brookside
                  Properties, Inc. and Breckinridge Multifamily, LLC, dated January 16, 2003.

      10.36 Purchase and Sale Contract between Registrant and Churchill Park Investors, LLC, dated May 7, 2003.

      10.37 Reinstatement and Amendment to Purchase and Sale Contract between Registrant and Churchill Park Investors, LLC dated June 24, 2003.

      10.38 Purchase and Sale Contract between Registrant and FF Realty, LLC, dated June 6, 2003.

      10.39 Reinstatement and Amendment to Purchase and Sale Contract between Registrant and FF Realty, LLC dated July 11, 2003.

      10.40       Second   Amendment  to  Purchase  and  Sale  Contract  between
                  Registrant and FF Realty, LLC dated August 15, 2003.

      10.41 Escrow Agreement between Registrant and FF Realty, LLC dated June 6, 2003.

      10.42 Assignment and Assumption of Real Estate Sales Agreement between FF Realty, LLC and Fairfield Doral Springs, LLC dated August 22, 2003.

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior   Vice    President   of   ConCap
                                    Equities  Inc.,  equivalent of the chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Consolidated Capital Growth Fund;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap  Equities Inc.,
                                    equivalent   of  the   chief   financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Growth Fund (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.