Form 10QSB
period 2004-09-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 2004-11-12
CIK 201529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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
                        (in thousands, except unit data)

                               September 30, 2004


Assets
   Cash and cash equivalents                                                 $ 156
   Receivables and deposits                                                      518
   Restricted escrows                                                             99
   Other assets                                                                  124
   Investment property:
      Land                                                     $ 946
      Buildings and related personal property                   16,482
                                                                17,428
      Less accumulated depreciation                            (13,179)        4,249
                                                                            $ 5,146

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 239
   Tenant security deposit liabilities                                            89
   Accrued property taxes                                                        188
   Other liabilities                                                             264
   Due to affiliates (Note B)                                                    517
   Mortgage note payable                                                      12,240

Partners' Deficit
   General partner                                            $ (3,148)
   Limited partners (49,196 units issued and
      outstanding)                                              (5,243)       (8,391)
                                                                            $ 5,146


                See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                     Three Months Ended      Nine Months Ended
                                                        September 30,          September 30,
                                                       2004       2003       2004        2003
Revenues:

  Rental income                                       $ 735      $ 735     $ 2,046     $ 2,229
  Other income                                            63         59        178         185
  Casualty gain (Note D)                                  --         --         34          33
       Total revenues                                    798        794      2,258       2,447

Expenses:
  Operating                                              559        422      1,322       1,284
  General and administrative                              11         96        134         326
  Depreciation                                           218        224        676         681
  Property taxes                                          64         60        190         185
  Interest                                               226        219        673         655
       Total expenses                                  1,078      1,021      2,995       3,131

Loss from continuing operations                         (280)      (227)      (737)       (684)
Loss from discontinued operations (Note C)                --     (3,741)        --      (4,366)
Gain on sale of discontinued operations (Note C)          --     26,048         --      34,879

Net (loss) income                                     $ (280)   $22,080     $ (737)    $29,829

Net (loss) income allocated to general partners        $ (2)    $ 3,607      $ (7)     $ 4,832
Net (loss) income allocated to limited partners         (278)    18,473       (730)     24,997

                                                      $ (280)   $22,080     $ (737)    $29,829
Net (loss) income per limited partnership unit:
  Loss from continuing operations                    $ (5.65)   $ (4.57)   $(14.84)    $(13.76)
  Loss from discontinued operations                       --     (75.27)        --      (87.85)
  Gain on sale of discontinued operations                 --     455.34         --      609.72

                                                     $ (5.65)   $375.50    $(14.84)    $508.11

Distribution per limited partnership unit              $ --     $240.89      $ --      $322.71


                See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions         49,196          $ 1       $ 49,196     $ 49,197

Partners' deficit at
  December 31, 2003                    49,196        $(3,141)     $ (4,513)   $ (7,654)

Net loss for the nine months
  ended September 30, 2004                 --             (7)        (730)        (737)

Partners' deficit at
  September 30, 2004                   49,196        $(3,148)    $ (5,243)    $ (8,391)

                See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2004         2003
Cash flows from operating activities:
  Net (loss) income                                               $ (737)     $ 29,829
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Depreciation                                                     676        1,388
     Amortization of loan costs                                        16           40
     Bad debt expense, net                                             92          253
     Casualty gain                                                    (34)         (33)
     Loss on early extinguishment of debt                              --        4,245
     Gain on sale of discontinued operations                           --      (34,879)
     Change in accounts:
      Receivables and deposits                                       (224)        (302)
      Other assets                                                    (26)         (12)
      Accounts payable                                               (228)        (322)
      Tenant security deposit liabilities                              10         (227)
      Accrued property taxes                                          188          184
      Due to affiliates                                                17           --
      Other liabilities                                               (92)         (56)
        Net cash (used in) provided by operating activities          (342)         108

Cash flows from investing activities:
  Property improvements and replacements                             (345)        (713)
  Net (deposits to) withdrawals from restricted escrows               (61)         163
  Insurance proceeds received                                          40           39
  Net proceeds from sales of investment properties                     --       41,581
        Net cash (used in) provided by investing activities          (366)      41,070

Cash flows from financing activities:
  Advances from affiliates                                            500           --
  Principal payments on mortgage notes payable                         --         (177)
  Distributions to partners                                            --      (18,412)
  Repayment of mortgage notes payable                                  --      (22,716)
  Loan costs paid                                                      --           (5)
        Net cash provided by (used in) financing activities           500      (41,310)

Net decrease in cash and cash equivalents                            (208)        (132)
Cash and cash equivalents at beginning of period                      364          559
Cash and cash equivalents at end of period                        $ 156        $ 427

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 640       $ 1,539

Supplemental disclosure of non-cash activity:
Net  proceeds  from  sale  of  investment   properties  have  been  adjusted  by
approximately $3,840,000 to reflect prepayment penalties paid by the buyer.

                See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB/A No. 1 for the year ended December 31, 2003. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2003 reflect the operations of Breckenridge Square, Churchill Park and Doral Springs Apartments as loss from discontinued operations due to their sales in January 2003, July 2003 and September 2003, respectively.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $109,000 and $325,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $92,000 and $240,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services of approximately $7,000 and $23,000 for the nine months ended September 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Partnership Agreement) to be paid to the General Partner for executive and administrative management services. During the nine months ended September 30, 2003, affiliates of the General Partner received approximately $28,000 for providing these services, which is included in general and administrative expenses. No fees were earned or paid for the nine months ended September 30, 2004.

Pursuant to the Partnership Agreement and in connection with the sale of Breckinridge Square in January 2003, Churchill Park in July 2003, and Doral Springs in September 2003, the General Partner is entitled to a commission of up to 3% for its assistance in the sale. During the nine months ended September 30, 2003, approximately $603,000 was paid to the General Partner.

During the nine months ended September 30, 2004, an affiliate of the General Partner advanced the Partnership approximately $500,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments. Interest was charged at the prime rate plus 2% (6.75% at September 30, 2004) and was approximately $17,000 for the nine months ended September 30, 2004. Advances and accrued interest are shown as due to affiliates on the accompanying balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $64,000 and $127,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C- Sale of Investment Property

On January 16, 2003, the Partnership sold Breckinridge Square to a third party for net proceeds of approximately $10,990,000 after payment of closing costs. The Partnership realized a gain of approximately $8,831,000 as a result of the sale. The Partnership used approximately $6,000,000 of net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $689,000 as result of unamortized loan costs being written off and prepayment penalties. This amount is included in loss from discontinued operations in the accompanying statements of operations. Included in loss from discontinued operations for the nine months ended September 30, 2003 is approximately $175,000 of revenue generated by the property.

On July 25, 2003 the Partnership sold Churchill Park to a third party for net proceeds of approximately $12,604,000 after payment of closing costs. The Partnership realized a gain of approximately $9,176,000 as a result of the sale. The Partnership used approximately $6,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $650,000 as a result of unamortized loan costs being written off and prepayment penalties. This amount is included in loss from discontinued operations in the accompanying statements of operations. Included in loss from discontinued operations for the nine months ended September 30, 2003 is approximately $1,357,000 of revenue generated by the property.

On September 4, 2003, the Partnership sold Doral Springs to a third party for net proceeds of approximately $21,827,000 after payment of closing costs. The Partnership realized a gain of approximately $16,872,000 as a result of the sale. The Partnership used approximately $10,266,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $2,906,000 as a result of unamortized loan costs being written off and prepayment penalties. This amount is included in loss from discontinued operations in the accompanying statements of operations. Included in loss from discontinued operations for the nine months ended September 30, 2003 is approximately $2,136,000 of revenue generated by the property.

Note D - Casualties

In October 2003, the Partnership's investment property, The Lakes Apartments, incurred damage to four apartment units as a result of a fire. As a result of the damage, approximately $32,000 of fixed assets and $26,000 of accumulated depreciation were written off resulting in a net write off of approximately $6,000. During the nine months ended September 30, 2004, the property received approximately $40,000 in insurance proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $34,000 was recognized during the nine months ended September 30, 2004 as a result of the difference between the proceeds received and the net book value of the assets written off.

In December 2002, one of the Partnership's investment properties, The Lakes, incurred damages to its buildings as a result of a hailstorm. As a result of the damage, approximately $26,000 of fixed assets and $20,000 of accumulated depreciation were written off resulting in a net write off of approximately $6,000. The property received approximately $39,000 in proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $33,000 was recognized during the nine months ended Septemebr 30, 2003 as a result of the difference between the proceeds received and the net book value of the assets written off.

Note E - OSHA Settlement

In 2003, the Partnership accrued approximately $100,000 related to a projected OSHA penalty arising from various citations at The Lakes Apartments. During the nine months ended September 30, 2004, the Partnership was able to settle the penalty for approximately $25,000. The reserve in excess of estimated legal costs was reversed and is reflected as a reduction in operating expenses for the nine months ended September 30, 2004.

Note F - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's remaining investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
Property                                            2004        2003

The Lakes                                            77%        84%
  Raleigh, North Carolina

The General Partner attributes the decrease in occupancy at The Lakes Apartments to increased credit standards for tenants.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.
However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2004 was approximately $280,000 and $737,000, respectively, compared to net income of approximately $22,080,000 and $29,829,000 for the same periods in 2003. Net income decreased for the three and nine month periods due to the recognition of gains on the sales of Breckinridge Square, Churchill Park, and Doral Spring Apartments, partially offset by a decrease in loss from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2003 reflect the operations of Breckinridge Square, Churchill Park, and Doral Spring Apartments as loss from discontinued operations due to their sales in January 2003, July 2003 and September 2003, respectively.

On January 16, 2003, the Partnership sold Breckinridge Square to a third party for net proceeds of approximately $10,990,000 after payment of closing costs. The Partnership realized a gain of approximately $8,831,000 as a result of the sale. The Partnership used approximately $6,000,000 of net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $689,000 as result of unamortized loan costs being written off and prepayment penalties. This amount is included in loss from discontinued operations in the accompanying statements of operations. Included in loss from discontinued operations for the nine months ended September 30, 2003 is approximately $175,000 of revenue generated by the property.

On July 25, 2003 the Partnership sold Churchill Park to a third party for net proceeds of approximately $12,604,000 after payment of closing costs. The Partnership realized a gain of approximately $9,176,000 as a result of the sale. The Partnership used approximately $6,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $650,000 as a result of unamortized loan costs being written off and prepayment penalties. This amount is included in loss from discontinued operations in the accompanying statements of operations. Included in loss from discontinued operations for the nine months ended September 30, 2003 is approximately $1,357,000 of revenue generated by the property.

On September 4, 2003, the Partnership sold Doral Springs to a third party for net proceeds of approximately $21,827,000 after payment of closing costs. The Partnership realized a gain of approximately $16,872,000 as a result of the sale. The Partnership used approximately $10,266,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $2,906,000 as a result of unamortized loan costs being written off and prepayment penalties. This amount is included in loss from discontinued operations in the accompanying statements of operations. Included in loss from discontinued operations for the nine months ended September 30, 2003 is approximately $2,136,000 of revenue generated by the property.

Excluding the impact of the gain on sale and the loss from discontinued operations, the Partnership realized a loss from continuing operations of approximately $280,000 and $737,000 for the three and nine month periods ended September 30, 2004, respectively, compared to a loss from continuing operations of approximately $227,000 and $684,000 for the corresponding periods in 2003. The increase in loss from continuing operations for the three month period is due to an increase in total expenses. The increase in loss from continuing operations for the nine month period is due to a decrease in total revenue partially offset by a decrease in total expenses. Total revenue decreased for the nine month period due to a decrease in rental income. Rental income decreased due to a decrease in occupancy at The Lakes Apartments.

In October 2003, the Partnership's investment property, The Lakes Apartments, incurred damage to four apartment units as a result of a fire. As a result of the damage, approximately $32,000 of fixed assets and $26,000 of accumulated depreciation were written off resulting in a net write off of approximately $6,000. During the nine months ended September 30, 2004, the property received approximately $40,000 in insurance proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $34,000 was recognized during the nine months ended September 30, 2004 as a result of the difference between the proceeds received and the net book value of the assets written off.

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

Total expenses increased for the three month period due to an increase in operating expenses partially offset by a decrease in general and administrative expenses. Total expenses decreased for the nine month period due to a decrease in general and administrative expenses, partially offset by an increase in operating expenses. Operating expenses for both periods increased due to increases in advertising and property expenses, partially offset by a decrease in administrative expense. Advertising expenses increased due to an increase in leasing promotions at the investment property. Property expenses increased due to increases in payroll and related benefits, utilities and corporate unit expense at The Lakes Apartments. Administrative expenses decreased due to the accrual in 2003 for a projected OSHA penalty arising from various citations at The Lakes Apartments. The penalty was settled during the nine months ended September 30, 2004 for approximately $25,000 and the reserve in excess of the settlement and estimated legal costs was reversed.

General and administrative expenses for both periods decreased due to decreases in the cost of services included in management reimbursements to the General Partner, as allowed under the Partnership Agreement and in Partnership management fees due to no cash from operations being distributed in 2004. For 2004 and 2003, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $156,000 compared to approximately $427,000 at September 30, 2003. Cash and cash equivalents decreased approximately $208,000 from December 31, 2003 due to approximately $342,000 and $366,000 of cash used in operating and investing activities, respectively, partially offset by approximately $500,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender partially offset by insurance proceeds received. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are detailed below.

The Lakes Apartments

During the nine months ended  September  30,  2004,  the  Partnership  completed approximately $345,000 of capital improvements at The Lakes Apartments, consisting primarily of major landscaping, interior decoration, interior lighting, fire safety equipment, exterior painting, casualty repairs and water heater, appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $9,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                         Nine Months Ended   Per Limited  Nine Months Ended   Per Limited
                           September 30,     Partnership    September 30,     Partnership
                                2004            Unit             2003            Unit

Operations                      $ --            $ --            $ 317           $ 6.38
Sale proceeds (1)                  --              --           18,095           316.33
                                $ --            $ --           $18,412          $322.71

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,142.75 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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


                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index attached.

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


                                    Date: November 12, 2004

                                  EXHIBIT INDEX

     Exhibit

       3          Certificate of Limited Partnership, as amended to date.


      10.30       Multifamily   Note   dated   November   30,   1995   between
                  Consolidated Capital Growth Fund, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc. (Incorporate by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995).

      10.32 Purchase and Sale Contract between Registrant and Brookside Properties, Inc., dated November 22, 2002. (Incorporate by reference to the Current Report on Form 8-K dated January 16, 2003 and filed January 27, 2003).

      10.33 First Amendment to Purchase and Sale Contract between Registrant and Brookside Properties, Inc., dated November 22, 2002. (Incorporate by reference to the Current Report on Form 8-K dated January 16, 2003 and filed January 27,
                  2003).

      10.34 Second Amendment to Purchase and Sale Contract between Registrant and Brookside Properties, Inc., dated November 22, 2002. (Incorporate by reference to the Current Report on Form 8-K dated January 16, 2003 and filed January 27,
                  2003).

      10.35 Assignment of Purchase Agreement between Brookside Properties, Inc. and Breckinridge Multifamily, LLC, dated January 16, 2003. (Incorporate by reference to the Current Report on Form 8-K dated January 16, 2003 and filed January 27, 2003).

      10.36 Purchase and Sale Contract between Registrant and Churchill Park Investors, LLC, dated May 7, 2003. (Incorporate by reference to the Current Report on Form 8-K dated July 29, 2003 and filed August 13, 2003).

      10.37 Reinstatement and Amendment to Purchase and Sale Contract between Registrant and Churchill Park Investors, LLC dated June 24, 2003. (Incorporate by reference to the Current Report on Form 8-K dated July 29, 2003 and filed August 13, 2003).

      10.38 Purchase and Sale Contract between Registrant and FF Realty, LLC, dated June 6, 2003. (Incorporate by reference to the Current Report on Form 8-K dated September 4, 2003 and filed September 18, 2003).

      10.39 Reinstatement and Amendment to Purchase and Sale Contract between Registrant and FF Realty, LLC dated July 11, 2003. (Incorporate by reference to the Current Report on Form 8-K dated September 4, 2003 and filed September 18, 2003).

      10.40 Second Amendment to Purchase and Sale Contract between Registrant and FF Realty, LLC dated August 15, 2003. (Incorporate by reference to the Current Report on Form 8-K dated September 4, 2003 and filed September 18, 2003).

      10.41 Escrow Agreement between Registrant and FF Realty, LLC dated June 6, 2003. (Incorporate by reference to the Current Report on Form 8-K dated September 4, 2003 and filed September 18,
                  2003).

      10.42 Assignment and Assumption of Real Estate Sales Agreement between FF Realty, LLC and Fairfield Doral Springs, LLC dated August 22, 2003. (Incorporate by reference to the Current Report on Form 8-K dated September 4, 2003 and filed September 18, 2003).

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

Date:  November 12, 2004

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

Date:  November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice  President of ConCap  Equities  Inc.,
                                    equivalent of the chief financial  officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Growth Fund (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.