Form 10KSB
period 2004-12-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 2005-03-30
CIK 201529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $3,053,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's property is substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's property. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The General Partner does not anticipate that these costs will have a negative effect on the Partnership's financial condition or results of operations.

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

On September 4, 2003, the Partnership sold Doral Springs to a third party for net proceeds of approximately $21,932,000 after payment of closing costs. The Partnership realized a gain of approximately $16,985,000 as a result of the sale. The Partnership used approximately $10,266,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $2,906,000 as a result of unamortized loan costs being written off and prepayment penalties.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                             Gross
                           Carrying    Accumulated                          Federal
Property                     Value    Depreciation     Rate     Method     Tax Basis
                               (in thousands)                           (in thousands)

The Lakes Apartments        $17,644      $13,389     5-30 yrs    S/L        $ 7,019

See  "Note  B" to the  financial  statements  included  in  "Item  7.  Financial
Statements"   for  a  description   of  the   Partnership's   depreciation   and
capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

                           Principal                                        Principal
                          Balance At                                         Balance
                         December 31,    Interest    Period    Maturity       Due At
       Property              2004        Rate (1)   Amortized    Date      Maturity (2)
                        (in thousands)                                    (in thousands)

The Lakes Apartments        $12,240       6.95%        (3)     12/01/05      $12,240

(1)   Fixed rate mortgage.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

(3)   Interest only payments.

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2004 and 2003 for the property.

                                       Average Annual            Average Annual
                                        Rental Rates               Occupancy
                                         (per unit)
 Property                             2004         2003         2004        2003

 The Lakes Apartments                $6,188       $6,094        78%          82%

The General Partner attributes the decrease in occupancy at The Lakes Apartments to increased credit standards for tenants.

As noted under "Item 1.  Description of Business",  the real estate  industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less. As of December 31, 2004, no tenant leases 10% or more of the available rental space. The property is in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for the property were:

                                           2004             2004
                                         Billing            Rate
                                      (in thousands)

The Lakes Apartments                       $248             1.05%

Capital Improvements

The Lakes Apartments:

During the year ended December 31, 2004, the Partnership completed approximately $561,000 of capital improvements at The Lakes Apartments, consisting primarily of lighting improvements, appliance replacements, office computers, exterior painting, major landscaping, and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.


The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 49,196 limited partnership units (the "Units") aggregating $49,196,000. The Partnership currently has 1,969 holders of record owning an aggregate of 49,196 Units. Affiliates of the General Partner owned 32,142.75 Units or approximately 65.34% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2004 and 2003 (in thousands, except per unit data).

                                            Per Limited                      Per Limited
                            Year Ended      Partnership      Year Ended      Partnership
                        December 31, 2004       Unit     December 31, 2003       Unit

Operations                     $ --             $ --            $ 317           $ 6.38
Sale proceeds (1)                 --               --           18,095           316.33
                               $ --             $ --          $ 18,412          $322.71

(1) Proceeds from the sales of Doral Springs, Breckenridge Square, and Churchill Park Apartments.

Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,142.75 Units in the Partnership representing 65.34% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained in this report.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the year ended December 31, 2004 was approximately $957,000, compared to net income of approximately $29,445,000 for the year ended December 31, 2003. Net income decreased due to the recognition of gains on the sales of Breckinridge Square, Churchill Park, and Doral Spring Apartments, partially offset by a decrease in loss from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statement of operations for the year ended December 31, 2003 reflects the operations of Breckinridge Square, Churchill Park, and Doral Spring Apartments as loss from discontinued operations due to their sales in January 2003, July 2003 and September 2003, respectively.

On January 16, 2003, the Partnership sold Breckinridge Square to a third party for net proceeds of approximately $10,991,000 after payment of closing costs. The Partnership realized a gain of approximately $8,775,000 as a result of the sale. The Partnership used approximately $6,000,000 of net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $689,000 as a result of unamortized loan costs being written off and prepayment penalties. This amount is included in loss from discontinued operations in the accompanying statements of operations. Included in loss from discontinued operations for the year ended December 31, 2003 is approximately $90,000 of revenue generated by the property.

On July 25, 2003 the Partnership sold Churchill Park to a third party for net proceeds of approximately $12,604,000 after payment of closing costs. The Partnership realized a gain of approximately $9,176,000 as a result of the sale. The Partnership used approximately $6,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $650,000 as a result of unamortized loan costs being written off and prepayment penalties. This amount is included in loss from discontinued operations in the accompanying statements of operations. Included in loss from discontinued operations for the year ended December 31, 2003 is approximately $1,357,000 of revenue generated by the property.

On September 4, 2003, the Partnership sold Doral Springs to a third party for net proceeds of approximately $21,932,000 after payment of closing costs. The Partnership realized a gain of approximately $16,985,000 as a result of the sale. The Partnership used approximately $10,266,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $2,906,000 as a result of unamortized loan costs being written off and prepayment penalties. This amount is included in loss from discontinued operations in the accompanying statements of operations. Included in loss from discontinued operations for the year ended December 31, 2003 is approximately $2,168,000 of revenue generated by the property.

Excluding  the  impact  of the  gain on  sale  and the  loss  from  discontinued
operations, the Partnership had a loss from continuing operations of approximately $957,000 for the year ended December 31, 2004, compared to a loss from continuing operations of approximately $1,002,000 for the year ended December 31, 2003. The decrease in loss from continuing operations is due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total revenues is due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy and an increase in bad debt expense at The Lakes Apartments. Other income increased due to increases in cleaning and damages fees, corporate unit rent, and lease cancellation fees, partially offset by a decrease in application fees.

In October 2003, the Partnership's investment property, The Lakes Apartments, incurred damage to four apartment units as a result of a fire. As a result of the damage, approximately $32,000 of fixed assets and $26,000 of accumulated depreciation were written off resulting in a net write off of approximately $6,000. During the year ended December 31, 2004, the property received approximately $40,000 in insurance proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $34,000 was recognized during the year ended December 31, 2004 as a result of the difference between the proceeds received and the net book value of the assets written off.

In December 2002, the Partnership's investment property, The Lakes Apartments, incurred damages to its buildings as a result of a hailstorm. As a result of the damage, approximately $26,000 of fixed assets and $20,000 of accumulated depreciation were written off resulting in a net write off of approximately $6,000. The property received approximately $39,000 in proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $33,000 was recognized during the year ended December 31, 2003 as a result of the difference between the proceeds received and the net book value of the assets written off.

Total expenses decreased for the year ended December 31, 2004 due to decreases in general and administrative and depreciation expenses, partially offset by increases in operating and interest expenses. Depreciation expense decreased due to some of the assets at the investment property becoming fully depreciated in 2004. Operating expenses increased due to increases in advertising and property expenses, partially offset by a decrease in administrative expense. Advertising expenses increased due to an increase in leasing promotions at the investment property. Property expenses increased due to increases in payroll and related benefits and corporate unit expense at The Lakes Apartments. Administrative expenses decreased due to the accrual in 2003 for a projected OSHA penalty arising from various citations at The Lakes Apartments. The penalty was settled during the year ended December 31, 2004 for approximately $25,000 and the reserve in excess of the settlement and estimated legal costs of approximately $5,000 was reversed. Interest expense increased due to interest charged on the advances outstanding to an affiliate of the General Partner.

General and administrative expenses decreased due to decreases in the cost of services included in management reimbursements to the General Partner, as allowed under the Partnership Agreement, in Partnership management fees due to no cash from operations being distributed in 2004 and in the cost of the annual audit. Included in general and administrative expense for the years ended December 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $156,000 compared to approximately $364,000 at December 31, 2003. The decrease in cash and cash equivalents of approximately $208,000 is due to approximately $393,000, and $645,000 of cash used in operating and investing activities, respectively, partially offset by approximately $830,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender partially offset by insurance proceeds received. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

During the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments. Interest was charged at the prime rate plus 2% (7.25% at December 31, 2004) and was approximately $28,000 for the year ended December 31, 2004. There were no such advances made or interest charged during 2003. At December 31, 2004 the total balance of advances and accrued interest due to an affiliate of the General Partner was approximately $858,000 and is included in due to affiliates on the accompanying balance sheet.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2004 and 2003 (in thousands, except per unit data).

                                            Per Limited                      Per Limited
                            Year Ended      Partnership      Year Ended      Partnership
                        December 31, 2004       Unit     December 31, 2003       Unit

Operations                     $ --             $ --            $ 317           $ 6.38
Sale proceeds (1)                 --               --           18,095           316.33
                               $ --             $ --           $18,412          $322.71

(1) Proceeds from the sales of Doral Springs, Breckenridge Square, and Churchill Park Apartments.

Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,142.75 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheet - December 31, 2004

      Statements of Operations - Years ended December 31, 2004 and 2003

      Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Financial Statements

           Report of Independent Registered Public Accounting Firm


The Partners
Consolidated Capital Growth Fund


We have audited the accompanying balance sheet of Consolidated Capital Growth Fund as of December 31, 2004, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Growth Fund at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note A to the financial statements, the Partnership has inadequate liquidity due to declining operating results. In addition, the investment property's mortgage matures in December 2005 with a balloon payment of $12,240,000 due at that time. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                         /S/ERNST & YOUNG, LLP

Greenville, South Carolina
March 21, 2005

                        CONSOLIDATED CAPITAL GROWTH FUND

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004


Assets
   Cash and cash equivalents                                                 $ 156
   Receivables and deposits                                                     316
   Restricted escrows                                                           227
   Other assets                                                                 110
   Investment property (Notes C, E and F):
      Land                                                     $ 946
      Buildings and related personal property                  16,698
                                                               17,644
      Less accumulated depreciation                           (13,389)        4,255
                                                                            $ 5,064


Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 168
   Tenant security deposit liabilities                                           87
   Other liabilities                                                            281
   Due to affiliates (Note D)                                                   899
   Mortgage note payable (Note C)                                            12,240

Partners' Deficit
   General partner                                            $ (3,151)
   Limited partners (49,196 units issued and
      outstanding)                                             (5,460)       (8,611)
                                                                            $ 5,064

                See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                             Years Ended December 31,
                                                                2004          2003
Revenues:
  Rental income                                               $ 2,751        $ 2,897
  Other income                                                     268           237
  Casualty gain (Note H)                                            34            33
      Total revenues                                             3,053         3,167

Expenses:
  Operating                                                      1,783         1,771
  General and administrative                                       188           372
  Depreciation                                                     886           907
  Interest                                                         903           873
  Property taxes                                                   250           246
      Total expenses                                             4,010         4,169

Loss from continuing operations                                   (957)       (1,002)
Loss from discontinued operations (Note E)                          --        (4,489)
Gain on sales of discontinued operations (Note E)                   --        34,936

Net (loss) income (Note G)                                     $ (957)      $ 29,445

Net (loss) income allocated to general partner                 $ (10)        $ 4,836
Net (loss) income allocated to limited partners                   (947)       24,609

                                                               $ (957)      $ 29,445
Per limited partnership unit:
  Loss from continuing operations                             $ (19.25)     $ (20.16)
  Loss from discontinued operations                                 --        (90.34)
  Gain on sales of discontinued operations                          --        610.72

                                                              $ (19.25)     $ 500.22

Distributions per limited partnership unit                      $ --        $ 322.71

                See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                     Limited
                                    Partnership      General      Limited
                                       Units         Partner      Partners      Total

Original capital contributions         49,196          $ 1        $ 49,196     $ 49,197

Partners' deficit at
  December 31, 2002                    49,196       $(5,441)      $(13,246)    $(18,687)

Distributions to partners                  --        (2,536)       (15,876)     (18,412)

Net income for the year ended
  December 31, 2003                        --          4,836        24,609       29,445

Partners' deficit at
  December 31, 2003                    49,196         (3,141)       (4,513)      (7,654)

Net loss for the year ended
  December 31, 2004                        --            (10)         (947)        (957)

Partners' deficit at
  December 31, 2004                    49,196        $(3,151)     $ (5,460)    $ (8,611)

                See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          Years Ended
                                                                         December 31,
                                                                       2004         2003

Cash flows from operating activities:
  Net (loss) income                                                   $ (957)     $ 29,445
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Depreciation                                                         886      1,614
                                                                                   1,614
     Amortization of loan costs                                            22           45
     Casualty gain                                                        (34)         (33)
     Bad debt                                                             142          272
     Loss on early extinguishments of debt                                 --        4,245
     Gain on sale of discontinued operations                               --      (34,936)
     Changes in assets and liabilities:
      Receivables and deposits                                            (72)        (208)
      Other assets                                                        (18)          42
      Accounts payable                                                   (364)        (199)
      Due to affiliates                                                    69           --
      Tenant security deposit liabilities                                   8         (228)
      Other liabilities                                                   (75)         (49)
            Net cash (used in) provided by operating activities          (393)          10
Cash flows from investing activities:
  Property improvements and replacements                                 (496)        (784)
  Net (deposits to) withdrawals from restricted escrows                  (189)         163
  Insurance proceeds received                                              40           39
  Net proceeds from sales of discontinued operations                       --       45,527
            Net cash (used in) provided by investing
                activities                                               (645)      44,945
Cash flows from financing activities:
  Advances from affiliates                                                830          --
  Distributions to partners                                                --      (18,412)
  Debt extinguishment cost                                                 --       (3,840)
  Repayment of mortgage notes payable                                      --      (22,716)
  Loan costs paid                                                          --           (5)
  Principal payments on mortgage notes payable                             --         (177)
            Net cash provided by (used in) financing activities           830      (45,150)
Net decrease in cash and cash equivalents                                (208)        (195)
Cash and cash equivalents at beginning of the year                        364          559
Cash and cash equivalents at end of the year                          $ 156        $ 364
Supplemental disclosure of cash flow information:
  Cash paid for interest                                              $ 853       $ 1,752
Supplemental disclosure of non-cash information:
  Property improvements and replacements in accounts payable           $ 65         $ --

                See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004

Note A - Going Concern

The accompanying financial statements have been prepared assuming Consolidated Capital Growth Fund (the "Partnership" or "Registrant") will continue as a going concern. The Partnership has decreasing occupancy levels, suffers from a lack of cash, and has debt of approximately $12,240,000 maturing in December of 2005. Based upon current operations, the Partnership does not anticipate that proceeds from the new financing will be sufficient to repay the existing debt. If the Partnership defaults on its scheduled debt repayment, the Partnership will risk losing its sole investment property through foreclosure. Concap Equities, Inc. (the "General Partner" or "CEI") is currently evaluating its options with respect to obtaining financing for the investment property. The General Partner is currently evaluating its means to improve the operations of the property and increase occupancy levels to improve the cash flows generated by the property.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note B - Organization and Significant Accounting Policies

Organization: The Partnership was organized on December 20, 1976 as a limited partnership under the California Uniform Limited Partnership Act. The General Partner responsible for management of the Partnership's business is ConCap Equities, Inc., a Delaware corporation. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2006 unless terminated prior to such date. The Partnership commenced operations in 1977 and completed its acquisition of apartment properties in 1980. The Partnership operates one apartment property located in Raleigh, North Carolina.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statement of operations for the year ended December 31, 2003 reflects the operations of Breckenridge Square, Churchill Park and Doral Springs Apartments as loss from discontinued operations due to their sales in January 2003, July 2003 and September 2003, respectively. (See Note E).

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $142,000 at December 31, 2004 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: At December 31, 2004 approximately $227,000 is held in replacement reserve funds for certain capital replacements (as defined in the Replacement Reserve Agreement) at The Lakes Apartments.

Depreciation: Depreciation is provided by the straight-line method over the estimated life of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 to 15 years.

Deferred Costs: Loan costs of approximately $219,000, less accumulated amortization of approximately $199,000, are included in other assets. The loan costs are amortized over the term of the related loan agreement. Amortization expense from continuing operations was approximately $22,000 for both the years ended December 31, 2004 and 2003. Amortization expense is expected to be approximately $20,000 for the year 2005.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Partners' Deficit: Net income per limited partnership unit is allocated in accordance with the Limited Partnership Agreement ("Agreement").

All distributions other than Surplus Funds distributions (as defined in the Agreement) are allocated 99% to the Limited Partners and 1% to the General Partner. Distributions of Surplus Funds were allocated 100% to the Limited
Partners until 1986 when the Limited Partners had received a return of their capital contributions plus a 10% cumulative return. Pursuant to the provisions of the Agreement, the General Partner has been entitled to 14% of Surplus Fund distributions since 1986. However, in connection with a settlement agreement between CEI and two affiliated partnerships, a portion of the General Partner's interest in the Partnership was assigned to the two affiliated partnerships. The two affiliated partnerships received distributions of approximately $2,027,000 from the Partnership during 2003. There were no distributions for the year ended December 31, 2004.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs from continuing operations of approximately $158,000 and $80,000 for the years ended December 31, 2004 and 2003, respectively, were charged to operating expense as incurred.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt approximates its carrying balance.

Note C - Mortgage Note Payable

The principle terms of the mortgage note payable are as follows:

                              Principal     Monthly                           Principal
                              Balance At    Payment    Stated                  Balance
                             December 31,  Including  Interest   Maturity      Due At
         Property                2004       Interest    Rate       Date       Maturity
                                 (in thousands)                            (in thousands)

   The Lakes Apartments        $12,240        $ 71      6.95%    12/01/05      $12,240

The mortgage note payable is a fixed rate mortgage that is nonrecourse and is secured by pledge of the Partnership's rental property and by pledge of revenues from the respective rental property. Prepayment penalties are incurred if the note is repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

The balloon principal payment on the mortgage note payable of $12,240,000 is scheduled to mature in December 2005.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $147,000 and $155,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses. In addition, approximately $204,000 was paid to such affiliates for the year ended December 31, 2003 which is included in loss from discontinued operations for Breckinridge Square, Doral Springs, and Churchill Park Apartments.

An affiliate of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $153,000 and $266,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the General Partner of approximately $24,000 and $36,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment property. At December 31, 2004, the Partnership owed approximately $41,000 for accountable administrative expenses, which is included in due to affiliates.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner received approximately $28,000 for the year ended December 31, 2003 for providing these services, which is included in general and administrative expenses. No fees were paid for the year ended December 31, 2004.

Pursuant to the Partnership Agreement and in connection with the sales of Breckinridge Square in January 2003, Churchill Park in July 2003, and Doral Springs in September 2003, the General Partner is entitled to a commission of up to 3% for its assistance in the sales of these investment properties. During the year ended December 31, 2003 approximately $603,000 was paid to the General Partner in connection with these sales.

During the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments. Interest was charged at the prime rate plus 2% (7.25% at December 31, 2004) and was approximately $28,000 for the year ended December 31, 2004. There were no such advances made or interest charged during 2003. At December 31, 2004 the total balance of advances and accrued interest due to the General Partner was approximately $858,000 and is included in due to affiliates on the accompanying balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $62,000 and $127,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,142.75 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E - Sale of Discontinued Operations

On January 16, 2003, the Partnership sold Breckinridge Square to a third party for net proceeds of approximately $10,991,000 after payment of closing costs. The Partnership realized a gain of approximately $8,775,000 as a result of the sale. The Partnership used approximately $6,000,000 of net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $689,000 as a result of unamortized loan costs being written off and prepayment penalties. This amount is included in loss from discontinued operations in the accompanying statements of operations. Included in loss from discontinued operations for the year ended December 31, 2003 is approximately $90,000 of revenue generated by the property.

On July 25, 2003 the Partnership sold Churchill Park to a third party for net proceeds of approximately $12,604,000 after payment of closing costs. The Partnership realized a gain of approximately $9,176,000 as a result of the sale. The Partnership used approximately $6,450,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $650,000 as a result of unamortized loan costs being written off and prepayment penalties. This amount is included in loss from discontinued operations in the accompanying statements of operations. Included in loss from discontinued operations for the year ended December 31, 2003 is approximately $1,357,000 of revenue generated by the property.

On September 4, 2003, the Partnership sold Doral Springs to a third party for net proceeds of approximately $21,932,000 after payment of closing costs. The Partnership realized a gain of approximately $16,985,000 as a result of the sale. The Partnership used approximately $10,266,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $2,906,000 as a result of unamortized loan costs being written off and prepayment penalties. This amount is included in loss from discontinued operations in the accompanying statements of operations. Included in loss from discontinued operations for the year ended December 31, 2003 is approximately $2,168,000 of revenue generated by the property.

Note F - Investment Property and Accumulated Depreciation


                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)

                                                             Buildings           Cost
                                                            and Related      Capitalized
                                                              Personal      Subsequent to
        Description            Encumbrances       Land        Property       Acquisition
                              (in thousands)                                (in thousands)
The Lakes Apartments
  Raleigh, North Carolina         $12,240         $ 946       $ 9,605          $ 7,093

                              Gross Amount At Which
                                     Carried
                              At December 31, 2004
                                 (in thousands)

                                 Buildings
                                And Related
                                 Personal            Accumulated    Date of    Date   Depreciable
      Description        Land    Property    Total  Depreciation  ConstructionAcquiredLife-Years
                                                   (in thousands)
The Lakes Apartments
  Raleigh, North        $ 946    $16,698   $17,644    $13,389       1973      05/88      5-30
Carolina

Reconciliation of "Investment Property and Accumulated Depreciation":

                                       Years Ended December 31,
                                         2004             2003
                                            (in thousands)
Real Estate
Balance at beginning of year           $ 17,115         $ 49,264
  Property improvements                     561              784
  Disposals of property                     (32)         (32,933)
Balance at end of Year                 $ 17,644         $ 17,115

Accumulated Depreciation
Balance at beginning of year           $ 12,529         $ 33,671
  Additions charged to expense              886            1,614
  Disposals of property                     (26)         (22,756)
Balance at end of year                 $ 13,389         $ 12,529

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $16,323,000 and $15,822,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $9,304,000 and $8,504,000, respectively.

Note G - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

                                          2004          2003
Net (loss) income as reported            $(957)       $29,445
Add (deduct):
  Fixed asset write-offs and
    casualty gain                            (34)         (33)
  Depreciation differences                    86          230
  Prepayment penalties                        --       (3,841)
  Gain on sales                               --          723
  Prepaid rent                                (8)        (140)
  Other                                     (356)         287

Federal taxable (loss) income            $(1,269)     $26,671

Federal taxable (loss) income per
  limited partnership unit               $(25.74)     $452.44

The tax basis of the Partnership's assets and liabilities is approximately $8,550,000 greater than the assets and liabilities as reported in the financial statements.

Note H - Casualty Gain

In October 2003, the Partnership's investment property, The Lakes Apartments, incurred damage to four apartment units as a result of a fire. As a result of the damage, approximately $32,000 of fixed assets and $26,000 of accumulated depreciation were written off resulting in a net write off of approximately $6,000. During the year ended December 31, 2004, the property received approximately $40,000 in insurance proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $34,000 was recognized during the year ended December 31, 2004 as a result of the difference between the proceeds received and the net book value of the assets written off.

In December 2002, the Partnership's investment property, The Lakes Apartments, incurred damages to its buildings as a result of a hailstorm. As a result of the damage, approximately $26,000 of fixed assets and $20,000 of accumulated depreciation were written off resulting in a net write off of approximately $6,000. The Partnership received approximately $39,000 in proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $33,000 was recognized during the year ended December 31, 2003 as a result of the difference between the proceeds received and the net book value of the assets written off.

Note I - OSHA Settlement

In 2003, the Partnership accrued approximately $100,000 related to a projected OSHA penalty arising from various citations at The Lakes Apartments. During the year ended December 31, 2004, the Partnership was able to settle the penalty for approximately $25,000. The reserve in excess of the settlement and estimated legal costs was reversed and is reflected as a reduction in operating expenses for the year ended December 31, 2004.

Note J - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. She is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2004.

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

(c)   Change in Control

      Beneficial Owners of CEI

As of December 31, 2004, an affiliate of the General Partner was the sole shareholder of its common stock:

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $147,000 and $155,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses. In addition, approximately $204,000 was paid to such affiliates for the year ended December 31, 2003 which is included in loss from discontinued operations for Breckinridge Square, Doral Springs, and Churchill Park Apartments.

An affiliate of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $153,000 and $266,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the General Partner of approximately $24,000 and $36,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment property. At December 31, 2004, the Partnership owed approximately $41,000 for accountable administrative expenses, which is included in due to affiliates.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner received approximately $28,000 for the year ended December 31, 2003 for providing these services, which is included in general and administrative expenses. No fees were paid for the year ended December 31, 2004.

Pursuant to the Partnership Agreement and in connection with the sale of Breckinridge Square in January 2003, Churchill Park in July 2003, and Doral Springs in September 2003, the General Partner is entitled to a commission of up to 3% for its assistance in the sales of these investment properties. During the year ended December 31, 2003 approximately $603,000 was paid to the General Partner in connection with these sales.

During the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments. Interest was charged at the prime rate plus 2% (7.25% at December 31, 2004) and was approximately $28,000 for the year ended December 31, 2004. There were no such advances made or interest charged during 2003. At December 31, 2004 the total balance of advances and accrued interest due to the General Partner was approximately $858,000 and is included in due to affiliates on the accompanying balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $62,000 and $127,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,142.75 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index attached.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $39,000 and $62,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $13,000 and $26,000 for 2004 and 2003, respectively.

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


                                    Date: March 30, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive   Date: March 30, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice Date: March 30, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President           Date: March 30, 2005
Stephen B. Waters

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

      10.32 Purchase and Sale Contract between Registrant and Brookside Properties, Inc., dated November 22, 2002 (filed as Exhibit
                  10.32 on Form 8-K dated January 27, 2003 and incorporated herein by reference).

      10.33 First Amendment to Purchase and Sale Contract between Registrant and Brookside Properties, Inc., dated November 22, 2002 (filed as Exhibit 10.33 on Form 8-K dated January 27, 2003 and incorporated herein by reference).

      10.34 Second Amendment to Purchase and Sale Contract between Registrant and Brookside Properties, Inc., dated November 22, 2002 (filed as Exhibit 10.34 on Form 8-K dated January 27, 2003 and incorporated herein by reference).

      10.35 Assignment of Purchase Agreement between Brookside Properties, Inc. and Breckinridge Multifamily, LLC, dated January 16, 2003 (filed as Exhibit 10.35 on Form 8-K dated January 27, 2003 and incorporated herein by reference).

      10.36 Purchase and Sale Contract between Registrant and Churchill Park Investors, LLC, dated May 7, 2003 (filed as Exhibit 10.36 on Form 8-K dated August 13, 2003 and incorporated herein by reference).

      10.37 Reinstatement and Amendment to Purchase and Sale Contract between Registrant and Churchill Park Investors, LLC dated June 24, 2003 (filed as Exhibit 10.37 on Form 8-K dated August 13, 2003 and incorporated herein by reference).

      10.38 Purchase and Sale Contract between Registrant and FF Realty, LLC, dated June 6, 2003 (filed as Exhibit 10.38 on Form 8-K dated September 18, 2003 and incorporated herein by reference).

      10.39 Reinstatement and Amendment to Purchase and Sale Contract between Registrant and FF Realty, LLC dated July 11, 2003 (filed as Exhibit 10.39 on Form 8-K dated September 18, 2003 and incorporated herein by reference).

      10.40 Second Amendment to Purchase and Sale Contract between Registrant and FF Realty, LLC dated August 15, 2003 (filed as
                  Exhibit 10.40 on Form 8-K dated September 18, 2003 and incorporated herein by reference).

      10.41 Escrow Agreement between Registrant and FF Realty, LLC dated June 6, 2003 (filed as Exhibit 10.41 on Form 8-K dated September 18, 2003 and incorporated herein by reference).

      10.42 Assignment and Assumption of Real Estate Sales Agreement between FF Realty, LLC and Fairfield Doral Springs, LLC dated August 22, 2003 (filed as Exhibit 10.32 on Form 8-K dated September 18, 2003 and incorporated herein by reference).

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

Date:  March 30, 2005

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

Date:  March 30, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap
                                    Equities, Inc., equivalent of
                                    the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Consolidated Capital Growth Fund (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 30, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 30, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.