Form 10QSB
period 2005-03-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 2005-05-13
CIK 201529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                                  $ 36
   Receivables and deposits                                                      379
   Restricted escrows                                                            227
   Other assets                                                                  165
   Investment property:
      Land                                                     $ 946
      Buildings and related personal property                   16,880
                                                               17,826
      Less accumulated depreciation                            (13,606)        4,220
                                                                            $ 5,027

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 186
   Tenant security deposit liabilities                                            91
   Accrued property taxes                                                         65
   Other liabilities                                                             252
   Due to affiliates (Note B)                                                    948
   Mortgage note payable                                                      12,240

Partners' Deficit
   General partner                                            $ (3,152)
   Limited partners (49,196 units issued and
      outstanding)                                              (5,603)       (8,755)
                                                                            $ 5,027

         See Accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                               Three Months Ended
                                                                    March 31,
                                                               2005           2004

Revenues:
   Rental income                                               $ 782         $ 655
   Other income                                                    53            54
   Casualty gain (Note C)                                          --            25
      Total revenues                                              835           734

Expenses:
  Operating                                                       417           308
  General and administrative                                       45            53
  Depreciation                                                    217           228
  Interest                                                        235           220
  Property taxes                                                   65            64
      Total expenses                                              979           873

Net loss                                                         (144)         (139)

Net loss allocated to general partner                          $ (1)          $ (1)
Net loss allocated to limited partners                           (143)         (138)

                                                              $ (144)        $ (139)

Net loss per limited partnership unit                         $ (2.91)      $ (2.80)


         See Accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions         49,196          $ 1        $49,196      $49,197

Partners' deficit at
   December 31, 2004                   49,196        $(3,151)     $(5,460)    $(8,611)

Net loss for the three months
   ended March 31, 2005                    --             (1)        (143)       (144)

Partners' deficit at
   March 31, 2005                      49,196        $(3,152)     $(5,603)    $(8,755)


         See Accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Three Months Ended
                                                                       March 31,
                                                                        2005     2004

Cash flows from operating activities:
  Net loss                                                        $   (144)    $   (139)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                      217          228
     Amortization of loan costs                                          5            5
     Bad debt expense                                                   14           26
     Casualty gain                                                      --          (25)
     Change in accounts:
      Receivables and deposits                                         (77)         (57)
      Other assets                                                     (60)         (82)
      Accounts payable                                                  54         (260)
      Tenant security deposit liabilities                                4           --
      Accrued property taxes                                            65           63
      Due to affiliates                                                 49            1
      Other liabilities                                                (29)         (18)
        Net cash provided by (used in) operating activities             98         (258)

Cash flows from investing activities:
  Property improvements and replacements                              (218)         (53)
  Net deposits to restricted escrows                                    --         (180)
  Insurance proceeds received                                           --           30
        Net cash used in investing activities                         (218)        (203)

Cash flows provided by financing activities:
  Advances from affiliates                                              --          500

Net (decrease) increase in cash and cash equivalents                  (120)          39
Cash and cash equivalents at beginning of period                       156          364
Cash and cash equivalents at end of period                        $     36     $    403

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $    213     $    214
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts
   payable                                                       $     29     $     --

Included in property  improvements  and  replacements for the three months ended
March 31, 2005 is approximately $65,000 of improvements which were included in accounts payable at December 31, 2004.


         See Accompanying Notes to Consolidated Financial Statements



                        CONSOLIDATED CAPITAL GROWTH FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership suffers from a lack of cash and has debt of approximately $12,240,000 maturing in December of 2005. Based upon current operations, the Partnership does not anticipate that proceeds from the new financing will be sufficient to repay the existing debt. If the Partnership defaults on its scheduled debt repayment, the Partnership will risk losing its sole investment property through foreclosure. The General Partner is currently evaluating its options with respect to obtaining financing for the investment property. The General Partner is currently evaluating its means to improve the operations of the property and increase occupancy levels to improve the cash flows generated by the property.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $40,000 and $37,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $46,000 and $29,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $13,000. No such fees were charged in the three months ended March 31, 2004. The construction management service fees are calculated based on a percentage of additions to the investment property. At March 31, 2005, approximately $74,000 in reimbursements was due to the General Partner and is included in due to affiliates on the accompanying balance sheet.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Partnership Agreement) to be paid to the General Partner for executive and administrative management services. No fees were earned or paid for the three months ended March 31, 2005 and 2004.

During the three months ended March 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $500,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments. There were no advances during the three months ended March 31, 2005. Interest on advances is charged at the prime rate plus 2% (7.75% at March 31, 2005). Interest expense was approximately $16,000 and $1,000 for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005, approximately $874,000 in principal and accrued interest is included in due to affiliates. Subsequent to March 31, 2005, the General Partner advanced approximately $90,000 to the Partnership to pay operating expenses at the investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $42,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $62,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Casualty

In October 2003, the Partnership's investment property, The Lakes Apartments, incurred damage to four apartment units as a result of a fire. During the three months ended March 31, 2004, the Partnership recognized a casualty gain of approximately $25,000 which is the result of insurance proceeds received of approximately $30,000 offset by the net book value of the assets written off.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's remaining investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2005 and 2004:

                                                   Average Occupancy
Property                                            2005        2004

The Lakes                                            84%        74%
  Raleigh, North Carolina

The General Partner attributes the increase in occupancy at The Lakes Apartments to capital improvements made at the property that have improved the overall appearance and helped to attract tenants.

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

Results of Operations

The Partnership's net loss for the three months ended March 31, 2005 was approximately $144,000, compared to net loss of approximately $139,000 for the three months ended March 31, 2004. Net loss remained relatively constant due to an increase in total revenues offset by an increase in total expenses. Total revenue increased due to an increase in rental income partially offset by a casualty gain recognized in 2004. Rental income increased due to increases in occupancy and the average rental rate and a decrease in bad debt expense at the Partnership's investment property.

In October 2003, the Partnership's investment property, The Lakes Apartments, incurred damage to four apartment units as a result of a fire. During the three months ended March 31, 2004, the Partnership recognized a casualty gain of approximately $25,000 which is the result of insurance proceeds received of approximately $30,000 offset by the net book value of the assets written off.

Total expenses increased due to increases in operating and interest expenses, partially offset by a decrease in depreciation expense. Operating expense increased due to increases in property and maintenance expenses. Property expense increased due to increases in payroll and related benefits, utilities and corporate unit expense at the investment property. Maintenance expense increased due to an increase in contract labor. Interest expense increased due to interest charged on the advances outstanding to an affiliate of the General Partner. Depreciation expense decreased due to assets at the investment property becoming fully depreciated during 2004.

Included in general and administrative expense for the three months ended March 31, 2005 and 2004 are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $36,000 compared to approximately $403,000 at March 31, 2004. The decrease in cash and cash equivalents of approximately $120,000 since December 31, 2004 is due to approximately $218,000, of cash used in investing activities, partially offset by approximately $98,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Lakes Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $182,000 of capital improvements at The Lakes Apartments, consisting primarily of structural upgrades, interior lighting, building upgrades, plumbing fixtures, floor covering replacements and casualty repairs. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the investment property of approximately $12,240,000 requires monthly interest only payments until December 1, 2005 at which time a balloon payment is due. The General Partner is currently evaluating its options with respect to obtaining financing for the investment property. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

The Partnership made no distributions during the three months ended March 31, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,142.75 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership
Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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


                                    Date: May 13, 2005


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

      32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




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

Date:  May 13, 2005

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

Date:  May 13, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap Equities, Inc.,
                                    equivalent of the chief financial officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Growth Fund (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 13, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.