Form 10QSB
period 2005-06-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 2005-08-12
CIK 201529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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
                        (in thousands, except unit data)

                                  June 30, 2005



Assets
   Cash and cash equivalents                                                  $ 42
   Receivables and deposits                                                      451
   Restricted escrows                                                            227
   Other assets                                                                  154
   Investment property:
      Land                                                     $ 946
      Buildings and related personal property                   17,109
                                                               18,055
      Less accumulated depreciation                            (13,825)        4,230
                                                                            $ 5,104

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 208
   Tenant security deposit liabilities                                            90
   Accrued property taxes                                                        130
   Other liabilities                                                             273
   Due to affiliates (Note B)                                                  1,095
   Mortgage note payable                                                      12,240

Partners' Deficit
   General partner                                            $ (3,154)
   Limited partners (49,196 units issued and
      outstanding)                                              (5,778)       (8,932)
                                                                            $ 5,104


                See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                    Three Months Ended       Six Months Ended
                                                         June 30,                June 30,
                                                     2005        2004        2005        2004
Revenues:
  Rental income                                     $ 796        $ 656     $ 1,578     $ 1,311
  Other income                                          68           61        121         115
  Casualty gain (Note C)                                --            9         --          34
       Total revenues                                  864          726      1,699       1,460

Expenses:
  Operating                                            464          455        881         763
  General and administrative                            55           70        100         123
  Depreciation                                         219          230        436         458
  Interest                                             238          227        473         447
  Property taxes                                        65           62        130         126
       Total expenses                                1,041        1,044      2,020       1,917

Net loss                                            $ (177)     $ (318)     $ (321)     $ (457)

Net loss allocated to general partner (1%)           $ (2)       $ (3)       $ (3)       $ (5)
Net loss allocated to limited partners (99%)           (175)       (315)      (318)       (452)

                                                    $ (177)     $ (318)     $ (321)     $ (457)

Net loss per limited partnership unit              $ (3.55)     $ (6.40)   $ (6.46)    $ (9.19)

                See Accompanying Notes to Financial Statements


                        CONSOLIDATED CAPITAL GROWTH FUND
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions         49,196          $ 1        $49,196      $49,197

Partners' deficit at
   December 31, 2004                   49,196        $(3,151)     $(5,460)    $(8,611)

Net loss for the six months
   ended June 30, 2005                     --             (3)        (318)       (321)

Partners' deficit at
   June 30, 2005                       49,196        $(3,154)     $(5,778)    $(8,932)


                See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Six Months Ended
                                                                        June 30,
                                                                   2005         2004

Cash flows from operating activities:
  Net loss                                                        $ (321)      $ (457)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                     436          458
     Amortization of loan costs                                        11           11
     Bad debt expense, net                                             40           60
     Casualty gain                                                     --          (34)
     Change in accounts:
      Receivables and deposits                                       (175)        (141)
      Other assets                                                    (55)         (56)
      Accounts payable                                                  6         (251)
      Tenant security deposit liabilities                               3           10
      Accrued property taxes                                          130          125
      Due to affiliates                                               102            9
      Other liabilities                                                (8)         (66)
        Net cash provided by (used in) operating activities           169         (332)

Cash flows from investing activities:
  Property improvements and replacements                             (377)        (163)
  Net deposits to restricted escrows                                   --          (61)
  Insurance proceeds received                                          --           40
        Net cash used in investing activities                        (377)        (184)

Cash flows provided by financing activities:
  Advances from affiliate                                              94          500

Net decrease in cash and cash equivalents                            (114)         (16)
Cash and cash equivalents at beginning of period                      156          364
Cash and cash equivalents at end of period                         $ 42        $ 348

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 425        $ 427

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
    accounts payable                                               $ 99         $ --

At December 31, 2004, approximately $65,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the six months ended June 30, 2005.

                See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The accompanying unaudited financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership suffers from a lack of cash and has debt of approximately $12,240,000 maturing in December of 2005. Based upon current operations, the Partnership does not anticipate that proceeds from the new financing will be sufficient to repay the existing debt. If the Partnership defaults on its scheduled debt repayment, the Partnership will risk losing its sole investment property through foreclosure. The General Partner is currently evaluating its options with respect to obtaining financing for the investment property. The General Partner is also currently evaluating its means to improve the operations of the property and increase occupancy levels to improve the cash flows generated by the property.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $81,000 and $71,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $84,000 and $62,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $19,000 and $3,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment property. At June 30, 2005, approximately $108,000 in reimbursements was due to the General Partner and is included in due to affiliates on the accompanying balance sheet.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Partnership Agreement) to be paid to the General Partner for executive and administrative management services. No fees were earned or paid for the six months ended June 30, 2005 and 2004.

During the six months ended June 30, 2005, an affiliate of the General Partner advanced to the Partnership approximately $94,000 to fund property and Partnership operations. During the six months ended June 30, 2004, an affiliate of the General Partner advanced the Partnership approximately $500,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments. Interest on advances is charged at the prime rate plus 2% (8.25% at June 30, 2005). Interest expense was approximately $34,000 and $9,000 for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, approximately $987,000 in principal and accrued interest is included in due to affiliates. Subsequent to June 30, 2005, the General Partner advanced approximately $22,000 to the Partnership to fund capital improvements at the investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $64,000 and $62,000 for insurance coverage and fees associated with policy claims administration.

Note C - Casualty

In October 2003, the Partnership's investment property, The Lakes Apartments, incurred damage to four apartment units as a result of a fire. As a result of the damage, approximately $32,000 of property improvements and replacements and $26,000 of accumulated depreciation were written off resulting in a net write off of approximately $6,000. The property received approximately $40,000 in insurance proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $34,000 was recognized during the six months ended June 30, 2004 as a result of the difference between the proceeds received and the net book value of the assets written off.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.


As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's remaining investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2005 and 2004:

                                                   Average Occupancy
Property                                            2005        2004

The Lakes Apartments                                 85%        75%
  Raleigh, North Carolina

The General Partner attributes the increase in occupancy at The Lakes Apartments to property management focusing on increasing occupancy through rental concessions, the addition of an additional leasing agent and tenant retention. In addition various capital improvements have been made at the property over the last year which has improved the overall appearance and has helped to attract new tenants.

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

Results of Operations

The Partnership recognized a net loss of approximately $177,000 and $321,000 for the three and six months ended June 30, 2005 compared to a net loss of approximately $318,000 and $457,000 for the three and six months ended June 30, 2004. The decrease in net loss for the six months ended June 30, 2005 is due to an increase in total revenues partially offset by an increase in total expenses. The decrease in net loss for the three months ended June 30, 2005 is due to an increase in total revenues.

Total revenues increased for both the three and six months ended June 30, 2005 due to an increase in rental income slightly offset by a decrease in casualty gain. Other income remained relatively constant for the comparable periods. Rental income increased due to an increase in occupancy and the average rental rate at the Partnership's sole investment property and a decrease in bad debt expense.

In October 2003, the Partnership's investment property, The Lakes Apartments, incurred damage to four apartment units as a result of a fire. As a result of the damage, approximately $32,000 of property improvement and replacements and $26,000 of accumulated depreciation were written off resulting in a net write off of approximately $6,000. The property received approximately $40,000 in insurance proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $9,000 and $34,000 was recognized during the three and six months ended June 30, 2004, respectively, as a result of the difference between the proceeds received and the net book value of the assets written off.

Total expenses decreased slightly for the three months ended June 30, 2005 due to decreases in general and administrative and depreciation expenses partially offset by increases in operating and interest expenses. Property tax expense remained relatively constant. Depreciation expense decreased due to assets becoming fully depreciated during the third quarter of 2004. Operating expense increased due to increases in property and maintenance expenses partially offset by a decrease in advertising expense. Property expense increased due to an increase in utility costs, salaries and related benefits. Maintenance expense increased due to an increase in contract services at the Partnership's investment property. Advertising expense decreased due to a decrease in leasing promotions. Interest expense increased due to interest charged on the advances outstanding to an affiliate of the General Partner.

Total expenses increased for the six months ended June 30, 2005 due to increases in operating and interest expenses partially offset by decreases in depreciation and general and administrative expenses as discussed above and below. Property tax expense remained relatively constant.

General and administrative expenses decreased for the three and six months ended June 30, 2005 due to a decrease in audit fees partially offset by an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $42,000 compared to approximately $348,000 at June 30, 2004. The decrease in cash and cash equivalents of approximately $114,000 since December 31, 2004 is due to approximately $377,000 of cash used in investing activities, partially offset by approximately $169,000 and $94,000 of cash provided by operating and financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Lakes Apartments

During  the  six  months  ended  June  30,  2005,  the   Partnership   completed
approximately $411,000 of capital improvements at The Lakes Apartments, consisting primarily of structural and building upgrades and interior lighting, plumbing fixtures and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or from advances from an affiliate of the General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

The Partnership made no distributions during the six months ended June 30, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to an affiliate of the General Partner at June 30, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,142.75 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership
Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's asset.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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



                                    CONSOLIDATED CAPITAL GROWTH FUND


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 12, 2005

                        CONSOLIDATED CAPITAL GROWTH FUND
                                  EXHIBIT INDEX

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

      32.1 Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  August 12, 2005

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

Date:  August 12, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap Equities, Inc.,
                                    equivalent of the chief financial officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Growth Fund (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.