Form 10QSB
period 2005-09-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 2005-11-14
CIK 201529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No __X__

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                        CONSOLIDATED CAPITAL GROWTH FUND
                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005

Assets
   Cash and cash equivalents                                                  $   49
   Receivables and deposits                                                      573
   Other assets                                                                  253
   Investment property:
      Land                                                     $ 946
      Buildings and related personal property                   17,286
                                                               18,232
      Less accumulated depreciation                            (14,057)        4,175
                                                                            $ 5,050

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 175
   Tenant security deposit liabilities                                            85
   Accrued property taxes                                                        186
   Other liabilities                                                             192
   Due to affiliates (Note B)                                                  3,949
   Mortgage note payable (Note D)                                              9,695

Partners' Deficit
   General partner                                            $ (3,157)
   Limited partners (49,196 units issued and
      outstanding)                                              (6,075)       (9,232)
                                                                            $ 5,050

                See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                     Three Months Ended      Nine Months Ended
                                                        September 30,          September 30,
                                                       2005       2004       2005        2004
Revenues:
  Rental income                                       $ 795      $ 735     $ 2,373     $ 2,046
  Other income                                            77         63        198         178
  Casualty gain (Note C)                                  --         --         --          34
       Total revenues                                    872        798      2,571       2,258

Expenses:
  Operating                                              604        559      1,485       1,322
  General and administrative                              41         11        141         134
  Depreciation                                           232        218        668         676
  Property taxes                                          58         64        188         190
  Interest                                               237        226        710         673
       Total expenses                                  1,172      1,078      3,192       2,995

Net loss                                              $ (300)    $ (280)    $ (621)     $ (737)

Net loss allocated to general partner (1%)             $ (3)      $ (2)      $ (6)       $ (7)
Net loss allocated to limited partners (99%)            (297)      (278)      (615)       (730)

                                                      $ (300)    $ (280)    $ (621)     $ (737)

Net loss per limited partnership unit                $ (6.04)   $ (5.65)   $(12.50)    $(14.84)

                See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions         49,196          $ 1       $ 49,196     $ 49,197

Partners' deficit at
  December 31, 2004                    49,196        $(3,151)     $ (5,460)   $ (8,611)

Net loss for the nine months
  ended September 30, 2005                 --             (6)        (615)        (621)

Partners' deficit at
  September 30, 2005                   49,196        $(3,157)    $ (6,075)    $ (9,232)

                See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2005         2004
Cash flows from operating activities:
  Net loss                                                        $ (621)      $ (737)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                     668          676
     Amortization of loan costs                                        16           16
     Bad debt expense                                                  72           92
     Casualty gain                                                     --          (34)
     Change in accounts:
      Receivables and deposits                                       (329)        (224)
      Other assets                                                    (67)         (26)
      Accounts payable                                                 33         (228)
      Tenant security deposit liabilities                              (2)          10
      Accrued property taxes                                          186          188
      Due to affiliates                                               176           17
      Other liabilities                                               (89)         (92)
        Net cash provided by (used in) operating activities            43         (342)

Cash flows from investing activities:
  Property improvements and replacements                             (614)        (345)
  Net withdrawals from (deposits to) restricted escrows               227          (61)
  Insurance proceeds received                                          --           40
        Net cash used in investing activities                        (387)        (366)

Cash flows from financing activities:
  Proceeds from mortgage note payable                               9,708           --
  Payments on mortgage notes payable                                  (13)          --
  Repayment of mortgage notes payable                             (12,240)          --
  Advances from affiliates                                          2,878          500
  Payments on advances from affiliate                                  (4)          --
  Loan costs paid                                                     (92)          --
        Net cash provided by financing activities                     237          500

Net decrease in cash and cash equivalents                            (107)        (208)
Cash and cash equivalents at beginning of period                      156          364
Cash and cash equivalents at end of period                         $ 49        $ 156

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 718        $ 640
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included in
    accounts payable                                               $ 39         $ --

At December 31, 2004, approximately $65,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the nine months ended September 30, 2005.

                See Accompanying Notes to Financial Statements

                        CONSOLIDATED CAPITAL GROWTH FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $124,000 and $109,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $151,000 and $92,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $54,000 and $7,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment property. At September 30, 2005, approximately $143,000 in reimbursements was due to the General Partner and is included in due to affiliates on the accompanying balance sheet.

The  Partnership  Agreement  provides  for  a fee  equal  to  9%  of  the  total distributions made to the limited partners from "cash available for distribution" (as defined in the Partnership Agreement) to be paid to the General Partner for executive and administrative management services. No fees were earned or paid for the nine months ended September 30, 2005 and 2004.

During the nine months ended September 30, 2005, an affiliate of the General Partner advanced to the Partnership approximately $158,000 to fund property and Partnership operations and approximately $2,720,000 to fund costs associated with obtaining a new mortgage on The Lakes Apartments and an amount to cover the deficiency between the existing mortgage payoff amount and the new mortgage. During the nine months ended September 30, 2004, an affiliate of the General Partner advanced the Partnership approximately $500,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments. The Partnership repaid approximately $4,000 of advances during the nine months ended September 30, 2005. No payments were made during 2004. Interest on advances is charged at the prime rate plus 2% (8.75% at September 30, 2005). Interest expense was approximately $74,000 and $17,000 for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, approximately $3,806,000 in principal and accrued interest is included in due to affiliates. Subsequent to September 30, 2005, the General Partner advanced approximately $37,000 to the property to fund Partnership operations.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $64,000 and $62,000 for insurance coverage and fees associated with policy claims administration.

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

Note D - Mortgage Refinancing

On August 29, 2005, the Partnership refinanced the mortgage encumbering The Lakes Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of $12,240,000, with a new mortgage loan in the principal amount of approximately $9,708,000. The new loan was refinanced under a permanent credit facility ("Permanent Credit Facility") with Fannie Mae, which has a maturity of September 16, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The new loan has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points, which rate is currently 4.60% per annum, and resets monthly, compared to 6.95% per annum on the prior mortgage. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty. In connection with the refinancing, an affiliate of the Partnership's general partner advanced the Partnership approximately $2,720,000 to cover the amount needed to payoff the existing mortgage and closing costs. Unamortized loan costs for the prior mortgage of approximately $5,000 were written off and are included in interest expense.

In accordance with the terms of the loan agreement relating to the new mortgage, the payment of the mortgage may be accelerated at the option of the lender if an Event of Default, as defined in the loan agreement occurs. Events of Default include, but are not limited to nonpayment of monthly interest and reserve requirements and nonpayment of amounts outstanding on or before the maturity date. An affiliate of the General Partner has entered into a guaranty agreement with the lender.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's remaining investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2005 and 2004:

                                                   Average Occupancy
Property                                            2005        2004

The Lakes Apartments                                 86%        77%
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

Results of Operations

The Partnership recognized a net loss of approximately $300,000 and $621,000 for the three and nine months ended September 30, 2005 compared to a net loss of approximately $280,000 and $737,000 for the three and nine months ended September 30, 2004. The decrease in net loss for the nine months ended September 30, 2005 is due to an increase in total revenues partially offset by an increase in total expenses. The increase in net loss for the three months ended September 30, 2005 is due to an increase in total expenses partially offset by increase in total revenues.

Total revenues increased for both the three and nine months ended September 30, 2005 due to an increase in rental income and other income slightly offset by a decrease in casualty gain. Rental income increased due to an increase in occupancy and the average rental rate at the Partnership's sole investment property and a decrease in bad debt expense. Other income increased due to an increase in laundry income, cleaning and damage fees, and non refundable administrative fees.

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

Total expenses for the three months ended September 30, 2005 increased due to an increase in operating, general and administrative, depreciation and interest expenses. Property tax expense remained relatively constant for the comparable period. Operating expense increased due to increases in property, maintenance and administrative expenses and property management fees partially offset by a decrease in advertising expense. Property expense increased due to an increase in utility costs, salaries and related benefits. Maintenance expense increased due to an increase in contract services at the Partnership's investment property. Administrative expense increased as a result of the expense for 2004 being reduced by approximately $50,000 for a legal reserve related to a 2003 OSHA penalty that was not needed upon settlement of the penalty in 2004. Property management fees increased as a result of the increase in rental income on which such fee is based. Advertising expense decreased due to a decrease in leasing promotions. Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months which are now being depreciated. Interest expense increased due to interest charged on the advances outstanding to an affiliate of the General Partner partially offset by a decrease in interest on the mortgage encumbering the Partnership's investment property due to the refinancing discussed below.

Total expenses for the nine months ended September 30, 2005 increased due to increases in operating, general and administrative and interest expense as discussed above and below. Depreciation and property tax expenses remained relatively constant for the comparable period.

General and administrative expense increased for the three and nine months ended September 30, 2005 due to an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and an increase in the cost of the annual audit for the Partnership. Also included in general and administrative expenses at both September 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2005 the Partnership had cash and cash equivalents of approximately $49,000 compared to approximately $156,000 at September 30, 2004. The decrease in cash and cash equivalents of approximately $107,000 since December 31, 2004 is due to approximately $387,000 used in investing activities, partially offset by approximately $237,000 and $43,000 of cash provided by financing and operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrows. Cash provided by financing activities consisted of proceeds received from the refinancing of the mortgage encumbering the Partnership's investment property, advances received from an affiliate of the General Partner offset by repayment of the existing mortgage encumbering the Partnership's investment property, payments on the new mortgage, payments on advances from an affiliate of the General Partner and the payment of loan costs associated with the refinancing of the mortgage. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended  September  30,  2005,  the  Partnership  completed approximately $588,000 of capital improvements at The Lakes Apartments, consisting primarily of structural and building upgrades, interior lighting, plumbing fixtures and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or from advances from an affiliate of the General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On August 29, 2005, the Partnership refinanced the mortgage encumbering The Lakes Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of $12,240,000, with a new mortgage loan in the principal amount of approximately $9,708,000. The new loan was refinanced under a permanent credit facility ("Permanent Credit Facility") with Fannie Mae, which has a maturity of September 16, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The new loan has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points, which rate is currently 4.60% per annum, and resets monthly, compared to 6.95% per annum on the prior mortgage. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty. In connection with the refinancing, an affiliate of the Partnership's general partner advanced the Partnership approximately $2,720,000 to cover the amount needed to payoff the existing mortgage and closing costs. Unamortized loan costs for the prior mortgage of approximately $5,000 were written off and are included in interest expense.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

The Partnership made no distributions during the nine months ended September 30, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to an affiliate of the General Partner at September 30, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,142.75 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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


                                    Date: November 14, 2005

                        CONSOLIDATED CAPITAL GROWTH FUND
                                  EXHIBIT INDEX

Exhibit


      3           Certificate of Limited Partnership, as amended to date.

      10.40 a) Multifamily Note dated August 29, 2005 between Consolidated Capital Growth Fund, a California Limited Partnership and GMAC Commercial Mortgage Corporation. (Incorporated by reference to the Form 8-K dated August 29, 2005)

      10.40 b) Guaranty dated August 29, 2005 by AIMCO Properties, L.P. for the benefit of GMAC Commercial Mortgage Corporation. (Incorporated by reference to the Form 8-K dated August 29,
                  2005)

      10.40 c) Replacement Reserve and Security Agreement dated August 29, 2005 between Consolidated Capital Growth Fund, a California Limited Partnership and GMAC Commercial Mortgage Corporation. (Incorporated by reference to the Form 8-K dated August 29,
                  2005)

      10.40 d) Assignment of Security Instrument dated August 29, 2005 between GMAC Commercial Mortgage Corporation and Fannie Mae. (Incorporated by reference to the Form 8-K dated August 29,
                  2005)

      10.40 e) Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 29, 2005 between Consolidated Capital Growth Fund, a California Limited Partnership and GMAC Commercial Mortgage Corporation. (Incorporated by reference to the Form 8-K dated August 29, 2005)

      31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:  November 14, 2005

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

Date:  November 14, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap Equities, Inc.,
                                    equivalent of the chief financial officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Growth Fund (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.