Form 10KSB
period 2005-12-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 2006-03-28
CIK 201529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-8639

CONSOLIDATED CAPITAL GROWTH FUND

(Name of small business issuer in its charter)

California	94-2382571
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

Issuer's telephone number    (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interests

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $3,449,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Consolidated Capital Growth Fund (the "Partnership" or "Registrant") was organized on December 20, 1976 as a limited partnership under the California Uniform Limited Partnership Act. The general partner responsible for management of the Partnership's business is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2022 unless terminated prior to such date.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

The Lakes Apartments	$18,336	$14,348	5-30 yrs	S/L	$ 6,734

See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

The Lakes Apartments	$ 9,656	(1)	30 yrs	09/16/07	$ 9,385

(1)

Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2005 was 5.13% and will reset monthly.

(2)

See "Item 7. Financial Statements – Note B" for information with respect to the Partnership's ability to prepay this loan and other details about the loan.

On August 29, 2005, the Partnership refinanced the mortgage encumbering The Lakes Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of $12,240,000, with a new mortgage loan in the principal amount of approximately $9,708,000. The new loan was refinanced under a permanent credit facility (“Permanent Credit Facility”) with Fannie Mae, which has a maturity of September 16, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The new loan has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points, which rate is currently 5.13% per annum, and resets monthly, compared to 6.95% per annum on the prior mortgage. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty. In connection with the refinancing, an affiliate of the Partnership's general partner advanced the Partnership approximately $2,720,000 to cover the amount needed to payoff the existing mortgage and closing costs. Unamortized loan costs for the prior mortgage of approximately $5,000 were written off and are included in interest expense.

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

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2005 and 2004 for the property.

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004

The Lakes Apartments	$6,334	$6,188	86%	78%

The General Partner attributes the increase in occupancy at The Lakes Apartments to property management focusing on increasing occupancy through rental concessions, the addition of an additional leasing agent and tenant retention. In addition, various capital improvements have been made at the property over the last year which has improved the overall appearance and has helped to attract new tenants.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less. As of December 31, 2005, no tenant leases 10% or more of the available rental space. The property is in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rate in 2005 for the property were:

	2005	2005
	Billing	Rate
	(in thousands)

The Lakes Apartments	$248	1.05%

Capital Improvements

The Lakes Apartments:

During the year ended December 31, 2005, the Partnership completed approximately $692,000 of capital improvements at The Lakes Apartments, consisting primarily of structural and building upgrades, interior lighting, plumbing fixtures and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 49,196 limited partnership units (the “Units”) aggregating $49,196,000. The Partnership currently has 1,968 holders of record owning an aggregate of 49,196 Units. Affiliates of the General Partner owned 32,142.75 Units or approximately 65.34% at December 31, 2005.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership made no distributions during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to an affiliate of the General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2006 or subsequent periods. See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,142.75 Units in the Partnership representing 65.34% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the year ended December 31, 2005 was approximately $843,000 compared to a net loss of approximately $957,000 for the year ended December 31, 2004. The decrease in net loss was due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased due to an increase in rental income slightly offset by decreases in other income and casualty gain. Rental income increased due to an increase in occupancy and the average rental rate at the Partnership’s sole investment property and a decrease in bad debt expense. Other income decreased due to a decrease in lease cancellation fees.

In October 2003, the Partnership’s investment property, The Lakes Apartments, incurred damage to four apartment units as a result of a fire. As a result of the damage, approximately $32,000 of property improvement and replacements and $26,000 of accumulated depreciation were written off resulting in a net write off of approximately $6,000. The property received approximately $40,000 in insurance proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $34,000 was recognized during the year ended December 31, 2004 as a result of the difference between the proceeds received and the net book value of the assets written off.

Total expenses increased due to an increase in operating, depreciation and interest expenses. Property tax expense remained constant for the comparable periods. Operating expense increased due to increases in property, maintenance and administrative expenses and property management fees partially offset by a decrease in advertising expense. Property expense increased due to an increase in utility costs, salaries and related benefits. Maintenance expense increased due to an increase in contract services at the Partnership’s investment property. Administrative expense increased as a result of the expense for 2004 being reduced by approximately $50,000 for a legal reserve related to a 2003 OSHA penalty that was not needed upon settlement of the penalty in 2004. Property management fees increased as a result of the increase in rental income on which such fee is based. Advertising expense decreased due to a decrease in leasing promotions. Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months which are now being depreciated. Interest expense increased due to interest charged on the advances outstanding to an affiliate of the General Partner partially offset by a decrease in interest on the mortgage encumbering the Partnership’s investment property due to the refinancing discussed below.

General and administrative expense remained relatively constant for the comparable periods. Included in general and administrative expense at both December 31, 2005 and 2004 are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both December 31, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $149,000 compared to approximately $156,000 at December 31, 2004. The decrease in cash and cash equivalents of approximately $7,000 is due to approximately $514,000 of cash used in investing activities partially offset by approximately $263,000 and $244,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrows. Cash provided by financing activities consisted of proceeds received from the refinancing of the mortgage encumbering the Partnership’s investment property and advances received from an affiliate of the General Partner offset by repayment of the existing mortgage encumbering the Partnership’s investment property, payments on the new mortgage, payments on advances from an affiliate of the General Partner and the payment of loan costs associated with the refinancing of the mortgage.

During the year ended December 31, 2005, an affiliate of the General Partner advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $217,000 for property and Partnership operations and capital improvements. During the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $830,000 to assist in paying the city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2005) and was approximately $166,000 and $28,000 for the years ended December 31, 2005 and 2004, respectively. The Partnership repaid approximately $4,000 of advances from an affiliate of the General Partner during the year ended December 31, 2005. There were no payments during the year ended December 31, 2004. At December 31, 2005 the total balance of advances and accrued interest due to an affiliate of the General Partner was approximately $3,957,000 and is included in due to affiliates on the accompanying balance sheet.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.  Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or from advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On August 29, 2005, the Partnership refinanced the mortgage encumbering The Lakes Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of $12,240,000, with a new mortgage loan in the principal amount of approximately $9,708,000. The new loan was refinanced under a permanent credit facility (“Permanent Credit Facility”) with Fannie Mae, which has a maturity of September 16, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The new loan has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points, which rate is currently 5.13% per annum, and resets monthly, compared to 6.95% per annum on the prior mortgage. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty. In connection with the refinancing, an affiliate of the Partnership's general partner advanced the Partnership approximately $2,720,000 to cover the amount needed to payoff the existing mortgage and closing costs. Unamortized loan costs for the prior mortgage of approximately $5,000 were written off and are included in interest expense.

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

The Partnership made no distributions during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to an affiliate of the General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2006 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,142.75 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note A – Organization and Significant Accounting Policies” which is included in the financial statements in “Item 7. Financial Statements”.  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting polices, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations - Years ended December 31, 2005 and 2004

Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Growth Fund

We have audited the accompanying balance sheet of Consolidated Capital Growth Fund as of December 31, 2005, and the related statements of operations, changes in partners’ deficit, and cash flows for each of the two years in the period ended December 31, 2005.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Growth Fund at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/S/ERNST & YOUNG, LLP

Greenville, South Carolina

March 6, 2006

CONSOLIDATED CAPITAL GROWTH FUND

BALANCE SHEET

(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 149
Receivables and deposits		349
Other assets		228
Investment property (Notes B and D):
Land	$ 946
Buildings and related personal property	17,390
	18,336
Less accumulated depreciation	(14,348)	3,988
		$ 4,714

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 93
Tenant security deposit liabilities		83
Other liabilities		200
Due to affiliates (Note C)		4,136
Mortgage note payable (Note B)		9,656

Partners' Deficit
General partner	$ (3,159)
Limited partners (49,196 units issued and
outstanding)	(6,295)	(9,454)
		$ 4,714

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$ 3,194	$ 2,751
Other income	255	268
Casualty gain (Note F)	--	34
Total revenues	3,449	3,053

Expenses:
Operating	1,952	1,783
General and administrative	194	188
Depreciation	959	886
Interest	937	903
Property taxes	250	250
Total expenses	4,292	4,010

Net loss (Note E)	$ (843)	$ (957)

Net loss allocated to general partner	$ (8)	$ (10)
Net loss allocated to limited partners	(835)	(947)

	$ (843)	$ (957)

Net loss per limited partnership unit	$ (16.97)	$ (19.25)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	49,196	$ 1	$ 49,196	$ 49,197

Partners' deficit at
December 31, 2003	49,196	$(3,141)	$ (4,513)	$ (7,654)

Net loss for the year ended
December 31, 2004	--	(10)	(947)	(957)

Partners' deficit at
December 31, 2004	49,196	(3,151)	(5,460)	(8,611)

Net loss for the year ended
December 31, 2005	--	(8)	(835)	(843)

Partners' deficit at
December 31, 2005	49,196	$(3,159)	$ (6,295)	$ (9,454)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$ (843)	$ (957)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	959	886
Amortization of loan costs	27	22
Casualty gain	--	(34)
Bad debt	94	142
Changes in assets and liabilities:
Receivables and deposits	(127)	(72)
Other assets	(40)	(18)
Accounts payable	(26)	(364)
Tenant security deposit liabilities	(4)	8
Other liabilities	(81)	(75)
Due to affiliates	304	69
Net cash provided by (used in) operating activities	263	(393)
Cash flows from investing activities:
Property improvements and replacements	(741)	(496)
Net withdrawals from (deposits to) restricted escrows	227	(189)
Insurance proceeds received	--	40
Net cash used in investing activities	(514)	(645)
Cash flows from financing activities:
Advances from affiliates	2,937	830
Payments on advances from affiliates	(4)	--
Proceeds from mortgage note payable	9,708	--
Repayment of mortgage note payable	(12,240)	--
Principal payments on mortgage note payable	(52)	--
Loan costs paid	(105)	--
Net cash provided by financing activities	244	830
Net decrease in cash and cash equivalents	(7)	(208)
Cash and cash equivalents at beginning of the year	156	364
Cash and cash equivalents at end of the year	$ 149	$ 156
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 839	$ 853
Supplemental disclosure of non-cash information:
Property improvements and replacements in accounts payable	$ 16	$ 65

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Significant Accounting Policies

Organization: The Partnership was organized on December 20, 1976 as a limited partnership under the California Uniform Limited Partnership Act.  The General Partner responsible for management of the Partnership's business is ConCap Equities, Inc., a Delaware corporation (the “General Partner”). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2022 unless terminated prior to such date. The Partnership commenced operations in 1977 and completed its acquisition of apartment properties in 1980. The Partnership operates one apartment property located in Raleigh, North Carolina.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $138,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated life of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 ½ years and (2) personal property additions over 5 to 15 years.

Deferred Costs: Loan costs of approximately $105,000, less accumulated amortization of approximately $12,000, are included in other assets. The loan costs are amortized over the term of the related loan agreement. Amortization of loan costs for the years ended December 31, 2005 and 2004 was approximately $27,000 and $22,000, respectively and is included in interest expense. Amortization expense is expected to be approximately $52,000 and $41,000 for 2006 and 2007, respectively.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

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

All distributions other than Surplus Funds distributions (as defined in the Agreement) are allocated 99% to the Limited Partners and 1% to the General Partner. Distributions of Surplus Funds were allocated 100% to the Limited Partners until 1986 when the Limited Partners had received a return of their capital contributions plus a 10% cumulative return.  Pursuant to the provisions of the Agreement, the General Partner has been entitled to 14% of Surplus Fund distributions since 1986. However, in connection with a settlement agreement between CEI and two affiliated partnerships, a portion of the General Partner's interest in the Partnership was assigned to the two affiliated partnerships. There were no distributions for the years ended December 31, 2005 and 2004.

Investment Property: Investment property consists of one apartment complex and is  stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS 131, the Partnership has only one reportable segment.

Advertising: The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $65,000 and $158,000 for the years ended December 31, 2005 and 2004, respectively, were charged to operating expense as incurred.

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

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s financial condition or results of operations.

Note B - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

The Lakes Apartments	$ 9,656	$ 49	(1)	09/16/07	$ 9,385

(1)

Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2005 was 5.13% and will reset monthly.

On August 29, 2005, the Partnership refinanced the mortgage encumbering The Lakes Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of $12,240,000, with a new mortgage loan in the principal amount of approximately $9,708,000. The new loan was refinanced under a permanent credit facility (“Permanent Credit Facility”) with Fannie Mae, which has a maturity of September 16, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The new loan has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points, which rate is currently 5.13% per annum, and resets monthly, compared to 6.95% per annum on the prior mortgage. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty. In connection with the refinancing, an affiliate of the Partnership's general partner advanced the Partnership approximately $2,720,000 to cover the amount needed to payoff the existing mortgage and closing costs. Unamortized loan costs for the prior mortgage of approximately $5,000 were written off and are included in interest expense.

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

Scheduled principal payments on the mortgage note payable subsequent to December 31, 2005 are as follows (dollar amounts in thousands):

2006	$ 160
2007	9,496
$9,656

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $171,000 and $147,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $195,000 and $153,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $65,000 and $24,000, respectively. At December 31, 2005, the Partnership owed approximately $179,000 for accountable administrative expenses, which is included in due to affiliates.

The Partnership Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. No fees were paid for the years ended December 31, 2005 and 2004.

During the year ended December 31, 2005, an affiliate of the General Partner advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $217,000 for property and Partnership operations and capital improvements. During the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $830,000 to assist in paying the city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2005) and was approximately $166,000 and $28,000 for the years ended December 31, 2005 and 2004, respectively. The Partnership repaid approximately $4,000 of advances from an affiliate of the General Partner during the year ended December 31, 2005. There were no payments during the year ended December 31, 2004. At December 31, 2005 the total balance of advances and accrued interest due to an affiliate of the General Partner was approximately $3,957,000 and is included in due to affiliates on the accompanying balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $67,000 and $62,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,142.75 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note D - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
The Lakes Apartments
Raleigh, North Carolina	$ 9,656	$ 946	$ 9,605	$ 7,785

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
The Lakes Apartments
Raleigh, North Carolina	$ 946	$17,390	$18,336	$14,348	1973	05/88	5-30

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2005	2004
	(in thousands)
Real Estate
Balance at beginning of year	$ 17,644	$ 17,115
Property improvements	692	561
Disposals of property	--	(32)
Balance at end of Year	$ 18,336	$ 17,644

Accumulated Depreciation
Balance at beginning of year	$ 13,389	$ 12,529
Additions charged to expense	959	886
Disposals of property	--	(26)
Balance at end of year	$ 14,348	$ 13,389

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004 is approximately $17,035,000 and $16,323,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004 is approximately $10,301,000 and $9,304,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2005	2004
Net loss as reported	$ (843)	$ (957)
Add (deduct):
Fixed asset write-offs and
casualty gain	--	(34)
Depreciation differences	(38)	86
Prepaid rent	15	(8)
Other	(80)	(356)
Federal taxable loss	$ (946)	$(1,269)
Federal taxable loss per limited
partnership unit	$ (39.44)	$ (25.74)

The tax basis of the Partnership's assets and liabilities is approximately $8,447,000 greater than the assets and liabilities as reported in the financial statements.

For 2005 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rate amount of taxable income or loss.

Note F – Casualty Gain

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

Note G – OSHA Settlement

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

Note H – Contingencies

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

On December 22, 2005, the General Partner amended the Limited Partnership Agreement to extend the termination date of the Partnership from December 31, 2006 to December 31, 2022.

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

Name	Age	Position

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the  General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

(a)

Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2005.

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

(c)

Change in Control

Beneficial Owners of CEI

As of December 31, 2005, an affiliate of the General Partner was the sole shareholder of its common stock:

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $171,000 and $147,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $195,000 and $153,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $65,000 and $24,000, respectively. At December 31, 2005, the Partnership owed approximately $179,000 for accountable administrative expenses, which is included in due to affiliates.

The Partnership Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. No fees were paid for the years ended December 31, 2005 and 2004.

During the year ended December 31, 2005, an affiliate of the General Partner advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $217,000 for property and Partnership operations and capital improvements. During the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $830,000 to assist in paying the city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2005) and was approximately $166,000 and $28,000 for the years ended December 31, 2005 and 2004, respectively. The Partnership repaid approximately $4,000 of advances from an affiliate of the General Partner during the year ended December 31, 2005. There were no payments during the year ended December 31, 2004. At December 31, 2005 the total balance of advances and accrued interest due to an affiliate of the General Partner was approximately $3,957,000 and is included in due to affiliates on the accompanying balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $67,000 and $62,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,142.75 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index attached.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006. The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $31,000 and $39,000 for 2005 and 2004, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $6,000 and $13,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL GROWTH FUND

By: ConCap Equities, Inc.
Its General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 28, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 28, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 28, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 28, 2006
Stephen B. Waters

CONSOLIDATED CAPITAL GROWTH FUND

EXHIBIT INDEX

Exhibit

 3

Certificate of Limited Partnership, as amended to date.

3a

Amendment to the Limited Partnership Agreement dated December 22, 2005 filed with the Registrant’s Form 10-KSB dated December 31, 2005.

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

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  March 28, 2006

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

Date:  March 28, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Consolidated Capital Growth Fund (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 28, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 28, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 3A

CONSOLIDATED CAPITAL GROWTH FUND

AMENDMENT TO THE PARTNERSHIP AGREEMENT

This AMENDMENT (this “Amendment”) dated as of December 22, 2005, to the AMENDED LIMITED PARTNERSHIP AGREEMENT (the “Partnership Agreement”) of CONSOLIDATED CAPITAL GROWTH FUND, a California limited partnership (the “Partnership”), is entered into by the undersigned.

WITNESSETH:

WHEREAS, pursuant to Section 2 of the Partnership Agreement, the general partner and limited partners holding a majority of the outstanding units of limited partnership interest in the Partnership (“Units”) hereby consent in writing to this Amendment to the Partnership Agreement; and

WHEREAS, pursuant to the Partnership Agreement the General Partner may execute this Amendment to the Partnership Agreement on behalf of the Partnership and the Limited Partners;

NOW, THEREFORE, the parties agree as follows:

1.

Section 1.03(b) of the Partnership Agreement is hereby amended and restated to read in its entirety as follows:

“1.03  Term of Partnership.  The Partnership shall commence as of the date of this Agreement (the “effective date”) and shall continue for a period ending the earlier of:

(b) December 31, 2022;”

2.

Except as amended and modified by this Amendment, all other terms of the Partnership Agreement shall remain unchanged.

3.

This Amendment shall be governed by and construed as to validity, enforcement, interpretations, construction, effect and in all other respects by the internal laws of the State of California.

4.

All capitalized terms used herein but not otherwise defined herein shall have the meanings ascribed to them in the Partnership Agreement.

IN WITNESS WHEREOF, the parties have caused this Amendment to be duly executed and their respective signatures to be hereunto affixed and attested, all as of the day and year first above written.

General Partner:

CONCAP EQUITIES, INC.

By:

 /s/Martha L. Long

Name:

 Martha L. Long

Title: Senior Vice President

Limited Partners:

AIMCO PROPERTIES, L.P.

By: AIMCO-GP, Inc., its General Partner

By:

 /s/Martha L. Long

Name:

 Martha L. Long

Title: Senior Vice President

AIMCO IPLP, L.P.

By: AIMCO/IPT, Inc., its general partner

By:

 /s/Martha L. Long

Name:

 Martha L. Long

Title: Senior Vice President

MADISON RIVER PROPERTIES LLC

By: AIMCO IPLP, L.P., its sole member

By: AIMCO/IPT, Inc., its general partner

By:

 /s/Martha L. Long

Name:

 Martha L. Long

Title: Senior Vice President