Form 10QSB
period 2006-03-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 2006-05-15
CIK 201529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL GROWTH FUND

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 238
Receivables and deposits		446
Other assets		280
Investment property:
Land	$ 946
Buildings and related personal property	17,489
	18,435
Less accumulated depreciation	(14,618)	3,817
		$ 4,781

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 194
Tenant security deposit liabilities		89
Accrued property taxes		64
Other liabilities		194
Due to affiliates (Note B)		4,244
Mortgage note payable		9,617

Partners' Deficit
General partner	$ (3,161)
Limited partners (49,196 units issued and
outstanding)	(6,460)	(9,621)
		$ 4,781

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005

Revenues:
Rental income	$ 861	$ 782
Other income	61	53
Total revenues	922	835

Expenses:
Operating	464	417
General and administrative	46	45
Depreciation	270	217
Interest	245	235
Property taxes	64	65
Total expenses	1,089	979

Net loss	$ (167)	$ (144)

Net loss allocated to general partner	$ (2)	$ (1)
Net loss allocated to limited partners	(165)	(143)

	$ (167)	$ (144)

Net loss per limited partnership unit	$ (3.35)	$ (2.91)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	49,196	$ 1	$49,196	$49,197

Partners' deficit at
December 31, 2005	49,196	$(3,159)	$(6,295)	$(9,454)

Net loss for the three months
ended March 31, 2006	--	(2)	(165)	(167)

Partners' deficit at
March 31, 2006	49,196	$(3,161)	$(6,460)	$(9,621)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$ (167)	$ (144)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	270	217
Amortization of loan costs	14	5
Bad debt expense	14	14
Change in accounts:
Receivables and deposits	(111)	(77)
Other assets	(66)	(60)
Accounts payable	102	54
Tenant security deposit liabilities	6	4
Accrued property taxes	64	65
Other liabilities	(6)	(29)
Due to affiliates	108	49
Net cash provided by operating activities	228	98

Cash flows used in investing activities:
Property improvements and replacements	(100)	(218)

Cash flows used in financing activities:
Payments on mortgage note payable	(39)	--

Net increase (decrease) in cash and cash equivalents	89	(120)

Cash and cash equivalents at beginning of period	149	156
Cash and cash equivalents at end of period	$ 238	$ 36

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 129	$ 213
Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 15	$ 29

Included in property improvements and replacements for the three months ended March 31, 2006 is approximately $16,000 of improvements which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2005. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $46,000 and $40,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $39,000 and $46,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $7,000 and $13,000, respectively.  At March 31, 2006, approximately $194,000 in reimbursements was due to the General Partner and is included in due to affiliates on the accompanying balance sheet.

The Partnership Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" (as defined in the Partnership Agreement) to be paid to the General Partner for executive and administrative management services. No fees were earned or paid for the three months ended March 31, 2006 and 2005.

During 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $217,000 for property and Partnership operations and capital improvements. During 2004, an affiliate of the General Partner advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments. These advances accrue interest at the prime rate plus 2% (9.75% at March 31, 2006). Interest expense for the three months ended March 31, 2006 and 2005 was approximately $93,000 and $16,000, respectively.  There were no advances made to the Partnership during the three months ended March 31, 2006 and 2005. At March 31, 2006 the total balance of advances and accrued interest due to an affiliate of the General Partner was approximately $4,050,000 and is included in due to affiliates on the accompanying balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $85,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.    The Partnership was charged by AIMCO and its affiliates approximately $67,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C - Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's remaining investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

The Lakes	90%	84%
Raleigh, North Carolina

The General Partner attributes the increase in occupancy at The Lakes Apartments to property management focusing on increasing occupancy through rental concessions, improved training of leasing personnel and tenant retention. In addition various capital improvements have been made at the property over the last year which has improved the overall appearance and has helped to attract new tenants.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2006 was approximately $167,000, compared to a net loss of approximately $144,000 for the three months ended March 31, 2005.  Net loss increased due to an increase in total expenses partially offset by an increase in total revenues.  Total revenues increased due to an increase in both rental and other income. Rental income increased due to increases in both the occupancy and the average rental rate at the Partnership’s investment property as discussed above.  Other income increased due to increased lease cancellation fees and cleaning and damage fees.

Total expenses for the three months ended March 31, 2006 increased due to an increase in operating, depreciation and interest expenses. General and administrative and property tax expenses remained relatively constant for the comparable period. Operating expense increased due to increases in maintenance expense, insurance expense and property management fees partially offset by a decrease in property expense. Maintenance expense increased due to an increase in contract services at the Partnership’s investment property related to painting and cleaning the apartments for new tenants. Property management fees increased as a result of the increase in rental income on which such fee is based. Insurance expense increased due to an increase in hazard insurance premiums. Property expenses decreased due to a decrease in salaries and related employee benefits at the Partnership’s investment property. Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months which are now being depreciated. Interest expense increased due to an increase in advances during the third quarter of 2005 and an increase in the variable interest rate charged on the advances outstanding to an affiliate of the General Partner partially offset by a decrease in interest on the mortgage encumbering the Partnership’s investment property due to the refinancing in August 2005.

Included in general and administrative expense for the three months ended March 31, 2006 and 2005 are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $238,000 compared to approximately $36,000 at March 31, 2005. The increase in cash and cash equivalents of approximately $89,000 since December 31, 2005 is due to approximately $228,000, of cash provided by operating activities, partially offset by approximately $100,000 and $39,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments made on the mortgage encumbering the Partnership’s property. The Partnership invests its working capital reserves in interest bearing accounts.

During 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $217,000 for property and Partnership operations and capital improvements. During 2004, an affiliate of the General Partner advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments. These advances accrue interest at the prime rate plus 2% (9.75% at March 31, 2006). Interest expense for the three months ended March 31, 2006 and 2005 was approximately $93,000 and $16,000, respectively.  There were no advances made to the Partnership during the three months ended March 31, 2006 and 2005. At March 31, 2006 the total balance of advances and accrued interest due to an affiliate of the General Partner was approximately $4,050,000 and is included in due to affiliates on the accompanying balance sheet.

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

The Lakes Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $99,000 of capital improvements at The Lakes Apartments, consisting primarily of electrical upgrades, swimming pool upgrades, plumbing fixtures, and appliance and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. In 2005, the Partnership refinanced the mortgage encumbering The Lakes Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of $12,240,000, with a new mortgage loan in the principal amount of approximately $9,708,000. At March 31, 2006, the outstanding balance was approximately $9,617,000. The new loan was refinanced under a permanent credit facility (“Permanent Credit Facility”) with Fannie Mae, which has a maturity of September 16, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The new loan has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points, which is 5.585% at March 31, 2006 per annum, and resets monthly. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty.

The Partnership made no distributions during the three months ended March 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to an affiliate of the General Partner at March 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,142.75 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Date: May 12, 2006

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

Date:  May 12, 2006

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

Date:  May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Growth Fund (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.