Form 10QSB
period 2006-09-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 2006-11-13
CIK 201529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL GROWTH FUND

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 223
Receivables and deposits		559
Other assets		228
Investment property:
Land	$ 946
Buildings and related personal property	17,699
	18,645
Less accumulated depreciation	(15,157)	3,488
		$ 4,498

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 32
Tenant security deposit liabilities		95
Accrued property taxes		192
Other liabilities		216
Due to affiliates (Note B)		4,378
Mortgage note payable		9,536

Partners' Deficit
General partner	$ (3,164)
Limited partners (49,196 units issued and
outstanding)	(6,787)	(9,951)
		$ 4,498

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 910	$ 795	$ 2,649	$ 2,373
Other income	85	77	244	198
Total revenues	995	872	2,893	2,571

Expenses:
Operating	438	604	1,461	1,485
General and administrative	51	41	148	141
Depreciation	269	232	809	668
Interest	278	237	782	710
Property taxes	63	58	190	188
Total expenses	1,099	1,172	3,390	3,192

Net loss	$ (104)	$ (300)	$ (497)	$ (621)

Net loss allocated to general partner (1%)	$ (1)	$ (3)	$ (5)	$ (6)
Net loss allocated to limited partners (99%)	(103)	(297)	(492)	(615)

	$ (104)	$ (300)	$ (497)	$ (621)

Net loss per limited partnership unit	$ (2.09)	$ (6.04)	$(10.00)	$(12.50)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	49,196	$ 1	$ 49,196	$ 49,197

Partners' deficit at
December 31, 2005	49,196	$(3,159)	$ (6,295)	$ (9,454)

Net loss for the nine months
ended September 30, 2006	--	(5)	(492)	(497)

Partners' deficit at
September 30, 2006	49,196	$(3,164)	$ (6,787)	$ (9,951)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (497)	$ (621)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	809	668
Amortization of loan costs	45	16
Bad debt expense	78	72
Change in accounts:
Receivables and deposits	(288)	(329)
Other assets	(35)	(67)
Accounts payable	(48)	33
Tenant security deposit liabilities	12	(2)
Accrued property taxes	192	186
Due to affiliates	242	176
Other liabilities	16	(89)
Net cash provided by operating activities	526	43

Cash flows from investing activities:
Property improvements and replacements	(322)	(614)
Net withdrawals from restricted escrows	--	227
Net cash used in investing activities	(322)	(387)

Cash flows from financing activities:
Proceeds from mortgage note payable	--	9,708
Payments on mortgage note payable	(120)	(13)
Repayment of mortgage note payable	--	(12,240)
Advances from affiliate	--	2,878
Payments on advances from affiliate	--	(4)
Loan costs paid	(10)	(92)
Net cash (used in) provided by financing activities	(130)	237

Net increase (decrease) in cash and cash equivalents	74	(107)
Cash and cash equivalents at beginning of period	149	156
Cash and cash equivalents at end of period	$ 223	$ 49

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 430	$ 718

Supplemental disclosure of non-cash flow information:
Property improvements and replacements included in
accounts payable	$ 3	$ 39

Included in property improvements and replacements for the nine months ended September 30, 2006 and 2005 are approximately $16,000 and $65,000 of improvements and replacements which were included in accounts payable at December 31, 2005, and 2004, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $142,000 and $124,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $100,000 and $151,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $10,000 and $54,000, respectively.  At September 30, 2006, approximately $119,000 in reimbursements was due to the General Partner and is included in due to affiliates on the accompanying balance sheet.

The Partnership Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" (as defined in the Partnership Agreement) to be paid to the General Partner for executive and administrative management services. No fees were earned or paid for the nine months ended September 30, 2006 and 2005.

During 2004, an affiliate of the General Partner advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments.  During 2005, an affiliate of the General Partner advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $217,000 for property and Partnership operations and capital improvements of which approximately $158,000 was advanced during the nine months ended September 30, 2005.  There were no advances made to the Partnership during the nine months ended September 30, 2006. The Partnership repaid approximately $4,000 of advances during the nine months ended September 30, 2005. No payments were made during the nine months ended September 30, 2006. Interest is accrued at the prime rate plus 2% (10.25% at September 30, 2006) and interest expense amounted to approximately $302,000 and $74,000 for the nine months ended September 30, 2006 and 2005, respectively.  At September 30, 2006, the total balance of advances and accrued interest due to an affiliate of the General Partner was approximately $4,259,000 and is included in due to affiliates on the accompanying balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $111,000 and $67,000 for insurance coverage and fees associated with policy claims administration.

Note C – Mortgage Refinancing

On August 29, 2005, the Partnership refinanced the mortgage encumbering The Lakes Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of $12,240,000, with a new mortgage loan in the principal amount of approximately $9,708,000. The new loan was refinanced under a permanent credit facility (“Permanent Credit Facility”) with Fannie Mae, which has a maturity of September 16, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The new loan has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points, which was 4.60% per annum, at August 2005, and resets monthly, compared to 6.95% per annum on the prior mortgage. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty. In connection with the refinancing, an affiliate of the Partnership's general partner advanced the Partnership approximately $2,720,000 to cover the amount needed to payoff the existing mortgage and closing costs. Unamortized loan costs for the prior mortgage of approximately $5,000 were written off and are included in interest expense. In accordance with the terms of the loan agreement relating to the new mortgage, the payment of the mortgage may be accelerated at the option of the lender if an Event of Default, as defined in the loan agreement occurs. Events of Default include, but are not limited to nonpayment of monthly interest and reserve requirements and nonpayment of amounts outstanding on or before the maturity date. An affiliate of the General Partner has entered into a guaranty agreement with the lender.

Note D – Casualty Event

On June 14, 2006, The Lakes Apartments suffered flood damage to 46 of its apartment units as a result of a severe storm. The estimated costs to replace flooring and other damaged items will total approximately $40,000, and are expected to be covered by insurance proceeds. The General Partner does not believe the Partnership will incur a loss as a result of this casualty.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's remaining investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

The Lakes Apartments	92%	86%
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

Results of Operations

The Partnership recognized a net loss of approximately $104,000 and $497,000 for the three and nine months ended September 30, 2006 compared to a net loss of approximately $300,000 and $621,000 for the three and nine months ended September 30, 2005. The decrease in net loss for the three months ended September 30, 2006 is due to an increase in total revenues and a decrease in total expenses.  The decrease in net loss for the nine months ended September 30, 2006 is due to an increase in total revenues, partially offset by an increase in total expenses.

Total revenues increased for both the three and nine months ended September 30, 2006 due to an increase in both rental and other income. The increase in rental income for both periods is due to increases in occupancy and the average rental rate at the Partnership’s investment property.  The increase in other income for both periods is due to an increase in cleaning and damage fees and tenant application fees at the property.

Total expenses decreased for the three months ended September 30, 2006 due to a decrease in operating expense offset by increases in general and administrative, depreciation and interest expenses. Property tax expense remained relatively constant for the comparable period. Operating expense decreased due to decreases in property, administrative and maintenance expenses offset by increases in insurance and property management fee expenses. Property expense decreased due to a decrease in utilities and salaries and related employee benefits at the Partnership’s investment property. Administrative expense decreased due to decreases in legal and office furniture expenses. Maintenance expenses decreased due to decreases in contract services and building repair costs at the Partnership’s investment property.  Insurance expense increased due to an increase in hazard insurance premiums. Property management fees increased as a result of the increase in rental income on which such fees are based. Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months which are now being depreciated offset by assets becoming fully depreciated during the first quarter of 2006. Interest expense increased due to an increase in advances during the third quarter of 2005 and an increase in the variable interest rate charged on the advances outstanding to an affiliate of the General Partner partially offset by a decrease in interest on the mortgage encumbering the Partnership’s investment property due to the refinancing in August 2005, which resulted in a lower mortgage balance.

Total expenses for the nine months ended September 30, 2006 increased due to increases in general and administrative, depreciation and interest expenses as discussed above and below. Operating and property tax expenses remained relatively constant for the comparable period.

General and administrative expenses increased for the three and nine months ended September 30, 2006 due to an increase in legal costs related to normal partnership operations.  Included in general and administrative expenses for the three and nine months ended September 30, 2006 and 2005 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Casualty Event

On June 14, 2006, The Lakes Apartments suffered flood damage to 46 of its apartment units as a result of a severe storm. The estimated costs to replace flooring and other damaged items will total approximately $40,000, and are expected to be covered by insurance proceeds. The General Partner does not believe the Partnership will incur a loss as a result of this casualty.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $223,000 compared to approximately $49,000 at September 30, 2005. The increase in cash and cash equivalents of approximately $74,000 since December 31, 2005 is due to approximately $526,000 of cash provided by operating activities offset by approximately $322,000 and $130,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments made on the mortgage encumbering the Partnership’s property and the payment of additional loan costs related to the 2005 mortgage refinancing. The Partnership invests its working capital reserves in interest bearing accounts.

During 2004, an affiliate of the General Partner advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments.  During 2005, an affiliate of the General Partner advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $217,000 for property and Partnership operations and capital improvements of which approximately $158,000 was advanced during the nine months ended September 30, 2005.  There were no advances made to the Partnership during the nine months ended September 30, 2006. The Partnership repaid approximately $4,000 of advances during the nine months ended September 30, 2005. No payments were made during the nine months ended September 30, 2006. Interest is accrued at the prime rate plus 2% (10.25% at September 30, 2006) and interest expense amounted to approximately $302,000 and $74,000 for the nine months ended September 30, 2006 and 2005, respectively.  At September 30, 2006, the total balance of advances and accrued interest due to an affiliate of the General Partner was approximately $4,259,000 and is included in due to affiliates on the balance sheet included in “Item 1. Financial Statements”.

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

The Lakes Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $309,000 of capital improvements at The Lakes Apartments, consisting primarily of electrical, swimming pool, air conditioning and building upgrades, plumbing fixtures, cabinets and appliance and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. In 2005, the Partnership refinanced the mortgage encumbering The Lakes Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of $12,240,000, with a new mortgage loan in the principal amount of approximately $9,708,000. At September 30, 2006, the outstanding balance was approximately $9,536,000. The new loan was refinanced under a permanent credit facility (“Permanent Credit Facility”) with Fannie Mae, which has a maturity of September 16, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The new loan has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points, which is 6.07% per annum at September 30, 2006, and resets monthly. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty.

The Partnership made no distributions during the nine months ended September 30, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to an affiliate of the General Partner at September 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,142.75 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

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

The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL GROWTH FUND

By: ConCap Equities, Inc.
General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Growth Fund (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.