Form 10KSB
period 2006-12-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 2007-03-19
CIK 201529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $3,880,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

The Lakes
Apartments	$18,750	$15,414	5-30 yrs	S/L	$ 6,008

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

The Lakes Apartments	$ 9,495	(1)	30 yrs	09/15/07	$ 9,385

(1)

Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 to 105 basis points depending upon certain performance criteria. The rate at December 31, 2006 was 6.10% and will reset monthly.

(2)

See "Item 7. Financial Statements – Note B – Mortgage Note Payable" for information with respect to the Partnership's ability to prepay this loan and other details about the loan.

On August 29, 2005, the Partnership refinanced the mortgage encumbering The Lakes Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of $12,240,000, with a new mortgage loan in the principal amount of approximately $9,708,000. The new loan was refinanced under a permanent credit facility (“Permanent Credit Facility”) with Fannie Mae, which has a maturity of September 15, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The new loan has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 to 105 basis points depending upon certain performance criteria, which rate is currently 6.10% per annum, and resets monthly, compared to 6.95% per annum on the prior mortgage. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty. In connection with the refinancing, an affiliate of the General Partner advanced the Partnership approximately $2,720,000 to cover the amount needed to payoff the existing mortgage and closing costs of which approximately $105,000 were capitalized and are included in other assets on the accompanying balance sheet. During the year ended December 31, 2006, $10,000 in loan application fees, paid in 2005, were determined to be unrefundable and therefore capitalized to loan costs in 2006. Unamortized loan costs for the prior mortgage of approximately $5,000 were written off and are included in interest expense.

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

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2006 and 2005 for the property.

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2006	2005	2006	2005

The Lakes Apartments	$6,600	$6,334	92%	86%

The General Partner attributes the increase in occupancy at The Lakes Apartments to improved training of leasing personnel and tenant retention. In addition various capital improvements have been made at the property over the last year which has improved the overall appearance and has helped to attract new tenants.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less. As of December 31, 2006, no tenant leases 10% or more of the available rental space. The property is in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rate in 2006 for the property were:

	2006	2006
	Billing	Rate
	(in thousands)

The Lakes Apartments	$265	1.12%

Capital Improvements

The Lakes Apartments:

During the year ended December 31, 2006, the Partnership completed approximately $430,000 of capital improvements at The Lakes Apartments, consisting primarily of fitness equipment, swimming pool, air conditioning and building upgrades, plumbing fixtures, cabinets and appliance and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings. The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 49,196 limited partnership units (the “Units”) aggregating $49,196,000. The Partnership currently has 1,846 holders of record owning an aggregate of 49,191 Units. Affiliates of the General Partner owned 33,133.75 Units or approximately 67.36% at December 31, 2006.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership made no distributions during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to an affiliate of the General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2007 or subsequent periods. See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 33,133.75 Units in the Partnership representing 67.36% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.36% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized a net loss of approximately $663,000 and $843,000 for the years ended December 31, 2006 and 2005, respectively. The decrease in net loss is due to an increase in total revenues partially offset by an increase in total expenses.  Total revenues increased due to an increase in both rental and other income and in the recognition of a casualty gain. The increase in rental income is due to increases in occupancy and the average rental rate at the Partnership’s investment property partially offset by an increase in bad debt expense.  The increase in other income is due to an increase in cleaning and damage fees, application fees and tenant utility reimbursements at the property.

On June 14, 2006, The Lakes Apartments suffered flood damage to 46 of its apartment units as a result of a severe storm. A casualty gain of approximately $14,000 was recorded at the Partnership’s investment property as a result of the receipt of insurance proceeds of approximately $16,000 offset by the write off of approximately $2,000 of undepreciated property improvements and replacements.

Total expenses for the year ended December 31, 2006 increased due to increases in general and administrative, depreciation, interest and property tax expenses partially offset by a decrease in operating expenses.  Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months which are now being depreciated partially offset by assets becoming fully depreciated during the first quarter of 2006. Interest expense increased due to an increase in advances during the third quarter of 2005 and an increase in the variable interest rate charged on the advances outstanding to an affiliate of the General Partner partially offset by a decrease in interest on the mortgage encumbering the Partnership’s investment property due to the refinancing in August 2005, which resulted in a lower mortgage balance. Property tax expense increased due to an increase in the tax rate by the local taxing authority.  Operating expenses decreased for the year ended December 31, 2006 due to a decrease in maintenance expense partially offset by increases in administrative, insurance and property management fee expenses. Maintenance expense decreased due to decreases in contract services and building repair costs at the Partnership’s investment property. Administrative expense increased due to the recording of a liability during 2006 relating to forfeiture of unclaimed property pursuant to applicable state and local laws. Based on inquiries from state officials, affiliates of the General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership recorded an estimate of amounts due. Insurance expense increased due to an increase in hazard premiums. Property management fees increased as a result of the increase in rental income on which such fees are based.

General and administrative expenses increased for the year ended December 31, 2006 due to an increase in legal costs related to normal Partnership matters.  Included in general and administrative expenses for the years ended December 31, 2006 and 2005 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $294,000 compared to approximately $149,000 at December 31, 2005. The increase in cash and cash equivalents of approximately $145,000 is due to approximately $712,000 of cash provided by operating activities partially offset by approximately $406,000 and $161,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received. Cash used in financing activities consisted of payments made on the mortgage encumbering the Partnership’s property. The Partnership invests its working capital reserves in interest bearing accounts.

During 2004, an affiliate of the General Partner advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments.  During 2005, an affiliate of the General Partner advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $217,000 for property and Partnership operations and capital improvements.  There were no advances made to the Partnership during the year ended December 31, 2006. The Partnership repaid approximately $4,000 of advances during the year ended December 31, 2005. No payments were made during the year ended December 31, 2006. Interest is accrued at the prime rate plus 2% (10.25% at December 31, 2006) and interest expense amounted to approximately $413,000 and $166,000 for the years ended December 31, 2006 and 2005, respectively.  At December 31, 2006, the total balance of advances and accrued interest due to an affiliate of the General Partner was approximately $4,370,000 and is included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.  Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or from advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On August 29, 2005, the Partnership refinanced the mortgage encumbering The Lakes Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of $12,240,000, with a new mortgage loan in the principal amount of approximately $9,708,000. The new loan was refinanced under a permanent credit facility (“Permanent Credit Facility”) with Fannie Mae, which has a maturity of September 15, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The new loan has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 to 105 basis points depending upon certain performance criteria, which rate is currently 6.10% per annum, and resets monthly, compared to 6.95% per annum on the prior mortgage. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty. In connection with the refinancing, an affiliate of the General Partner advanced the Partnership approximately $2,720,000 to cover the amount needed to payoff the existing mortgage and closing costs of which approximately $105,000 were capitalized and are included in other assets on the accompanying balance sheet. During the year ended December 31, 2006, $10,000 in loan application fees, paid in 2005, were determined to be unrefundable and therefore capitalized to loan costs in 2006. Unamortized loan costs for the prior mortgage of approximately $5,000 were written off and are included in interest expense. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

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

The Partnership made no distributions during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to an affiliate of the General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2007 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 33,133.75 limited partnership units (the "Units") in the Partnership representing 67.36% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.36% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note A – Organization and Summary of Significant Accounting Policies” which is included in the financial statements in “Item 7. Financial Statements”.  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting polices, the following may involve a higher degree of judgment and complexity.

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

Capitalized Costs

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006

Statements of Operations - Years ended December 31, 2006 and 2005

Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Growth Fund

We have audited the accompanying balance sheet of Consolidated Capital Growth Fund as of December 31, 2006, and the related statements of operations, changes in partners’ deficit, and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Growth Fund at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/S/ERNST & YOUNG, LLP

Greenville, South Carolina

March 15, 2007

CONSOLIDATED CAPITAL GROWTH FUND

BALANCE SHEET

(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 294
Receivables and deposits		355
Other assets		174
Investment property (Notes B and D):
Land	$ 946
Buildings and related personal property	17,804
	18,750
Less accumulated depreciation	(15,414)	3,336
		$ 4,159

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 70
Tenant security deposit liabilities		93
Other liabilities		193
Due to affiliates (Note C)		4,425
Mortgage note payable (Note B)		9,495

Partners' Deficit
General partner	$ (3,166)
Limited partners (49,191 units issued and
outstanding)	(6,951)	(10,117)
		$ 4,159

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 3,530	$ 3,194
Other income	336	255
Casualty gain (Note F)	14	--
Total revenues	3,880	3,449

Expenses:
Operating	1,933	1,952
General and administrative	205	194
Depreciation	1,080	959
Interest	1,061	937
Property taxes	264	250
Total expenses	4,543	4,292

Net loss (Note E)	$ (663)	$ (843)

Net loss allocated to general partner	$ (7)	$ (8)
Net loss allocated to limited partners	(656)	(835)

	$ (663)	$ (843)

Net loss per limited partnership unit	$ (13.33)	$ (16.97)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	49,196	$ 1	$ 49,196	$ 49,197

Partners' deficit at
December 31, 2004	49,196	$(3,151)	$ (5,460)	$ (8,611)

Net loss for the year ended
December 31, 2005	--	(8)	(835)	(843)

Partners' deficit at
December 31, 2005	49,196	(3,159)	(6,295)	(9,454)

Abandonment of limited
partnership units (Note A)	(5)	--	--	--

Net loss for the year ended
December 31, 2006	--	(7)	(656)	(663)

Partners' deficit at
December 31, 2006	49,191	$(3,166)	$ (6,951)	$(10,117)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (663)	$ (843)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,080	959
Amortization of loan costs	60	27
Casualty gain	(14)	--
Bad debt	106	94
Changes in assets and liabilities:
Receivables and deposits	(122)	(137)
Other assets	4	(30)
Accounts payable	(31)	(26)
Tenant security deposit liabilities	10	(4)
Other liabilities	(7)	(81)
Due to affiliates	289	304
Net cash provided by operating activities	712	263
Cash flows from investing activities:
Property improvements and replacements	(422)	(741)
Net withdrawals from restricted escrows	--	227
Insurance proceeds received	16	--
Net cash used in investing activities	(406)	(514)
Cash flows from financing activities:
Advances from affiliates	--	2,937
Payments on advances from affiliates	--	(4)
Proceeds from mortgage note payable	--	9,708
Repayment of mortgage note payable	--	(12,240)
Principal payments on mortgage note payable	(161)	(52)
Loan costs paid	--	(105)
Net cash (used in) provided by financing activities	(161)	244
Net increase (decrease) in cash and cash equivalents	145	(7)
Cash and cash equivalents at beginning of the year	149	156
Cash and cash equivalents at end of the year	$ 294	$ 149
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 578	$ 839
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 24	$ 16

Included in property improvements and replacements for the year ended December 31, 2005 are approximately $65,000 of improvements and replacements which were included in accounts payable at December 31, 2004.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

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

Basis of Presentation:

Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $63,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated life of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 ½ years and (2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $115,000, less accumulated amortization of approximately $72,000, are included in other assets. The loan costs are amortized over the term of the related loan agreement. Amortization of loan costs for the years ended December 31, 2006 and 2005 was approximately $60,000 and $27,000, respectively and is included in interest expense. Amortization expense is expected to be approximately $43,000 in 2007.

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

Abandoned Units: During 2006, the number of limited partnership units decreased by 5 units due to limited partners abandoning their units. In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Partners' Deficit: Net income (loss) per limited partnership unit is allocated in accordance with the Limited Partnership Agreement ("Agreement").

All distributions other than Surplus Funds distributions (as defined in the Agreement) are allocated 99% to the Limited Partners and 1% to the General Partner. Distributions of Surplus Funds were allocated 100% to the Limited Partners until 1986 when the Limited Partners had received a return of their capital contributions plus a 10% cumulative return.  Pursuant to the provisions of the Agreement, the General Partner has been entitled to 14% of Surplus Fund distributions since 1986. However, in connection with a settlement agreement between CEI and two affiliated partnerships, a portion of the General Partner's interest in the Partnership was assigned to the two affiliated partnerships. There were no distributions for the years ended December 31, 2006 and 2005.

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. As a result of the casualty (as discussed in “Note F”, interest expense totaling approximately $6,000, property taxes of approximately $2,000 and operating costs of approximately $1,000 were capitalized during the year ended December 31, 2006. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

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

Advertising: The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $65,000 for each of the years ended December 31, 2006 and 2005 were charged to operating expense as incurred.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short term maturity of these instruments.

Recent Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

The Lakes Apartments	$ 9,495	$ 49	(1)	09/15/07	$ 9,385

(1)

Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 to 105 basis points depending upon certain performance criteria. The rate at December 31, 2006 was 6.10% and will reset monthly.

On August 29, 2005, the Partnership refinanced the mortgage encumbering The Lakes Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of $12,240,000, with a new mortgage loan in the principal amount of approximately $9,708,000. The new loan was refinanced under a permanent credit facility (“Permanent Credit Facility”) with Fannie Mae, which has a maturity of September 15, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The new loan has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 to 105 basis points depending upon certain performance criteria, which rate is currently 6.10% per annum, and resets monthly, compared to 6.95% per annum on the prior mortgage. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty. In connection with the refinancing, an affiliate of the General Partner advanced the Partnership approximately $2,720,000 to cover the amount needed to payoff the existing mortgage and closing costs of which approximately $105,000 were capitalized and are included in other assets on the accompanying balance sheet. During the year ended December 31, 2006, $10,000 in loan application fees, paid in 2005, were determined to be unrefundable and therefore capitalized to loan costs in 2006. Unamortized loan costs for the prior mortgage of approximately $5,000 were written off and are included in interest expense for the year ended December 31, 2005.

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

Scheduled principal payments on the mortgage note payable subsequent to December 31, 2006 are approximately $9,495,000 in 2007.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $193,000 and $171,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $138,000 and $195,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the General Partner of approximately $18,000 and $65,000, respectively. At December 31, 2006, the Partnership owed approximately $55,000 for accountable administrative expenses, which is included in due to affiliates on the accompanying balance sheet.

The Partnership Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. No fees were paid for the years ended December 31, 2006 and 2005.

During 2004, an affiliate of the General Partner advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments.  During 2005, an affiliate of the General Partner advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $217,000 for property and Partnership operations and capital improvements.  There were no advances made to the Partnership during the year ended December 31, 2006. The Partnership repaid approximately $4,000 of advances during the year ended December 31, 2005. No payments were made during the year ended December 31, 2006. Interest is accrued at the prime rate plus 2% (10.25% at December 31, 2006) and interest expense amounted to approximately $413,000 and $166,000 for the years ended December 31, 2006 and 2005, respectively.  At December 31, 2006, the total balance of advances and accrued interest due to an affiliate of the General Partner was approximately $4,370,000 and is included in due to affiliates on the accompanying balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $111,000 and $67,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 33,133.75 limited partnership units (the "Units") in the Partnership representing 67.36% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.36% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note D - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
The Lakes Apartments
Raleigh, North Carolina	$ 9,495	$ 946	$ 9,605	$ 8,199

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
The Lakes Apartments
Raleigh, North Carolina	$ 946	$17,804	$18,750	$15,414	1973	05/88	5-30

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Property
Balance at beginning of year	$ 18,336	$ 17,644
Property improvements	430	692
Disposals of property	(16)	--
Balance at end of Year	$ 18,750	$ 18,336

Accumulated Depreciation
Balance at beginning of year	$ 14,348	$ 13,389
Additions charged to expense	1,080	959
Disposals of property	(14)	--
Balance at end of year	$ 15,414	$ 14,348

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005 is approximately $17,425,000 and $17,035,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $11,417,000 and $10,301,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2006	2005
Net loss as reported	$ (663)	$ (843)
Add (deduct):
Fixed asset write-offs and
casualty gain	(14)	--
Depreciation differences	(36)	(38)
Prepaid rent	(27)	15
Other	18	(80)

Federal taxable loss	$ (722)	$ (946)

Federal taxable loss per limited
partnership unit	$ (11.49)	$ (39.44)

The tax basis of the Partnership's assets and liabilities is approximately $8,388,000 greater than the assets and liabilities as reported in the financial statements.

For 2006 and 2005 allocations under the Internal Revenue Code section 704(b) resulted in the limited partners being allocated a non-pro rate amount of taxable income or loss.

Note F – Casualty Gain

On June 14, 2006, The Lakes Apartments suffered flood damage to 46 of its apartment units as a result of a severe storm. A casualty gain of approximately $14,000 was recorded at the Partnership’s investment property as a result of the receipt of insurance proceeds of approximately $16,000 offset by the write off of approximately $2,000 of undepreciated property improvements and replacements.

Note G – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings. The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Partnership has no officers or directors. The General Partner is ConCap Equities, Inc. The names and ages of, as well as the position and offices held by, the present directors and officers of the General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief
		Development Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner and Chief Investment Officer of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the General Partner.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

(a)

Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2006.

Entity	Number of Units	Percentage
AIMCO Properties, L.P.
(an affiliate of AIMCO)	11,133.10	22.63%
Madison River Properties LLC
(an affiliate of AIMCO)	2,690.00	5.47%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	19,310.65	39.26%

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

(c)

Change in Control

Beneficial Owners of CEI

As of December 31, 2006, an affiliate of the General Partner was the sole shareholder of its common stock:

	NUMBER OF	PERCENT
NAME AND ADDRESS	UNITS	OF TOTAL

Insignia Properties Trust
55 Beattie Place
Greenville, SC 29602	100,000	100%

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $193,000 and $171,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $138,000 and $195,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the General Partner of approximately $18,000 and $65,000, respectively. At December 31, 2006, the Partnership owed approximately $55,000 for accountable administrative expenses, which is included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

The Partnership Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. No fees were paid for the years ended December 31, 2006 and 2005.

During 2004, an affiliate of the General Partner advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments.  During 2005, an affiliate of the General Partner advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $217,000 for property and Partnership operations and capital improvements.  There were no advances made to the Partnership during the year ended December 31, 2006. The Partnership repaid approximately $4,000 of advances during the year ended December 31, 2005. No payments were made during the year ended December 31, 2006. Interest is accrued at the prime rate plus 2% (10.25% at December 31, 2006) and interest expense amounted to approximately $413,000 and $166,000 for the years ended December 31, 2006 and 2005, respectively.  At December 31, 2006, the total balance of advances and accrued interest due to an affiliate of the General Partner was approximately $4,370,000 and is included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $111,000 and $67,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 33,133.75 limited partnership units (the "Units") in the Partnership representing 67.36% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.36% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 13.

Exhibits

See Exhibit Index attached.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007. The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $33,000 and $31,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $7,000 and $6,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL GROWTH FUND

By: ConCap Equities, Inc.
Its General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 19, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 19, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 19, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 19, 2007
Stephen B. Waters

CONSOLIDATED CAPITAL GROWTH FUND

EXHIBIT INDEX

Exhibit

 3

Certificate of Limited Partnership, as amended to date.

3a

Amendment to the Limited Partnership Agreement dated December 22, 2005 filed with the Registrant’s Form 10-KSB dated December 31, 2006.

10.40 a)

Multifamily Note dated August 29, 2005 between Consolidated Capital Growth Fund, a California Limited Partnership and GMAC Commercial Mortgage Corporation. (Incorporated by reference to Current Report on Form 8-K dated August 29, 2005)

10.40 b)

Guaranty dated August 29, 2005 by AIMCO Properties, L.P. for the benefit of GMAC Commercial Mortgage Corporation. (Incorporated by reference to Current Report on Form 8-K dated August 29, 2005)

10.40 c)

Replacement Reserve and Security Agreement dated August 29, 2005 between Consolidated Capital Growth Fund, a California Limited Partnership and GMAC Commercial Mortgage Corporation. (Incorporated by reference to Current Report on Form 8-K dated August 29, 2005)

10.40 d)

Assignment of Security Instrument dated August 29, 2005 between GMAC Commercial Mortgage Corporation and Fannie Mae. (Incorporated by reference to Current Report on Form 8-K dated August 29, 2005)

10.40 e)

Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 29, 2005 between Consolidated Capital Growth Fund, a California Limited Partnership and GMAC Commercial Mortgage Corporation. (Incorporated by reference to Current Report on Form 8-K dated August 29, 2005)

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:  March 19, 2007

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

Date:  March 19, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Consolidated Capital Growth Fund (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 19, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 19, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.