Form 10QSB
period 2007-03-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 2007-05-11
CIK 201529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL GROWTH FUND

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 251
Receivables and deposits		414
Other assets		243
Investment property:
Land	$ 946
Buildings and related personal property	17,924
	18,870
Less accumulated depreciation	(15,672)	3,198
		$ 4,106

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 87
Tenant security deposit liabilities		102
Accrued property taxes		64
Other liabilities		198
Due to affiliates (Note B)		4,482
Mortgage note payable		9,453

Partners' Deficit
General partner	$ (3,168)
Limited partners (49,191 units issued and
outstanding)	(7,112)	(10,280)
		$ 4,106

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Rental income	$ 926	$ 861
Other income	80	61
Total revenues	1,006	922

Expenses:
Operating	529	464
General and administrative	50	46
Depreciation	258	270
Interest	269	245
Property taxes	63	64
Total expenses	1,169	1,089

Net loss	$ (163)	$ (167)

Net loss allocated to general partner (1%)	$ (2)	$ (2)
Net loss allocated to limited partners (99%)	(161)	(165)

	$ (163)	$ (167)

Net loss per limited partnership unit	$ (3.27)	$ (3.35)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	49,196	$ 1	$49,196	$ 49,197

Partners' deficit at
December 31, 2006	49,191	$(3,166)	$(6,951)	$(10,117)

Net loss for the three months
ended March 31, 2007	--	(2)	(161)	(163)

Partners' deficit at
March 31, 2007	49,191	$(3,168)	$(7,112)	$(10,280)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$ (163)	$ (167)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	258	270
Amortization of loan costs	14	14
Bad debt expense	7	14
Change in accounts:
Receivables and deposits	(66)	(111)
Other assets	(83)	(66)
Accounts payable	8	102
Tenant security deposit liabilities	9	6
Accrued property taxes	64	64
Other liabilities	5	(6)
Due to affiliates	57	108
Net cash provided by operating activities	110	228

Cash flows used in investing activities:
Property improvements and replacements	(111)	(100)

Cash flows used in financing activities:
Payments on mortgage note payable	(42)	(39)

Net (decrease) increase in cash and cash equivalents	(43)	89

Cash and cash equivalents at beginning of period	294	149
Cash and cash equivalents at end of period	$ 251	$ 238

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 155	$ 129

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 33	$ 15

Included in property improvements and replacements for the three months ended March 31, 2007 and 2006 is approximately $24,000 and $16,000 of property improvements and replacements which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2006. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

The Partnership paid to such affiliates approximately $49,000 and $46,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $41,000 and $39,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $4,000 and $7,000, respectively.  At March 31, 2007, less than $1,000 in reimbursements was due to the General Partner and is included in due to affiliates on the accompanying balance sheet.

The Partnership Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" (as defined in the Partnership Agreement) to be paid to the General Partner for executive and administrative management services. No fees were earned or paid for the three months ended March 31, 2007 and 2006.

During 2004, an affiliate of the General Partner advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments.  During 2005, an affiliate of the General Partner advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $217,000 for property and Partnership operations and capital improvements.  There were no advances made to the Partnership during the three months ended March 31, 2007 and 2006. Interest is accrued at the prime rate plus 2% (10.25% at March 31, 2007) and interest expense amounted to approximately $112,000 and $93,000 for the three months ended March 31, 2007 and 2006, respectively.  At March 31, 2007, the total balance of advances and accrued interest due to an affiliate of the General Partner was approximately $4,482,000 and is included in due to affiliates on the balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $122,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $111,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's remaining investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

The Lakes	91%	90%
Raleigh, North Carolina

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2007 was approximately $163,000, compared to a net loss of approximately $167,000 for the three months ended March 31, 2006.  Net loss decreased due to an increase in total revenues partially offset by an increase in total expenses.  Total revenues increased due to an increase in both rental and other income. Rental income increased due to increases in both the occupancy and the average rental rate at the Partnership’s investment property. Other income increased due to increased application fees, laundry income and tenant utility reimbursements at the property.

Total expenses for the three months ended March 31, 2007 increased due to an increase in operating, general and administrative and interest expenses partially offset by a decrease in depreciation expense. Property tax expense remained relatively constant for the comparable period. Operating expense increased due to increases in property and insurance expenses and property management fees partially offset by a decrease in maintenance expense. Property expense increased due to an increase in salaries and related employee benefits at the Partnership’s investment property. Insurance expense increased due to an increase in insurance premiums. Property management fees increased as a result of the increase in rental income on which such fees are based. Maintenance expense decreased due to a decrease in contract services and building repair costs at the Partnership’s investment property. Interest expense increased due to an increase in the variable interest rate charged on the advances outstanding to an affiliate of the General Partner and an increase in interest on the mortgage encumbering the Partnership’s investment property due to the increase in its variable interest rate.  Depreciation expense decreased due to assets becoming fully depreciated during the first quarter of 2006 at the Partnership’s investment property partially offset by property improvements and replacements being placed into service during the past twelve months which are now being depreciated.

General and administrative expenses increased for the three months ended March 31, 2007 due to an increase in management reimbursements to the General Partner. Included in general and administrative expense for the three months ended March 31, 2007 and 2006 are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $251,000 compared to approximately $238,000 at March 31, 2006. The decrease in cash and cash equivalents of approximately $43,000 since December 31, 2006 is due to approximately $111,000 and $42,000 of cash used in investing and financing activities, respectively, partially offset by approximately $110,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments made on the mortgage encumbering the Partnership’s property. The Partnership invests its working capital reserves in interest bearing accounts.

During 2004, an affiliate of the General Partner advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments.  During 2005, an affiliate of the General Partner advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $217,000 for property and Partnership operations and capital improvements.  There were no advances made to the Partnership during the three months ended March 31, 2007 and 2006. Interest is accrued at the prime rate plus 2% (10.25% at March 31, 2007) and interest expense amounted to approximately $112,000 and $93,000 for the three months ended March 31, 2007 and 2006, respectively.  At March 31, 2007, the total balance of advances and accrued interest due to an affiliate of the General Partner was approximately $4,482,000 and is included in due to affiliates on the balance sheet.

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

The Lakes Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $120,000 of capital improvements at The Lakes Apartments, consisting primarily of building improvements, floor covering replacements, clubhouse renovations, and water and sewer upgrades. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or from advances from an affiliate of the General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the investment property of approximately $9,453,000 was refinanced under a permanent credit facility (“Permanent Credit Facility”) with Fannie Mae, which has a maturity of September 15, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loan has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 to 105 basis points depending upon certain performance criteria, which rate is currently 6.05% at March 31, 2007 per annum, and resets monthly. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

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

The Partnership made no distributions during the three months ended March 31, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to an affiliate of the General Partner at March 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 33,133.75 limited partnership units (the "Units") in the Partnership representing 67.36% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.36% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL GROWTH FUND

By: ConCap Equities, Inc.
General Partner

Date: May 11, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 11, 2007	By: /s/Stephen B. Waters
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

Date:  May 11, 2007

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

Date:  May 11, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Growth Fund (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 11, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 11, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.