Form 10QSB
period 2007-06-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 2007-08-14
CIK 201529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL GROWTH FUND

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 139
Receivables and deposits		509
Other assets		225
Investment property:
Land	$ 946
Buildings and related personal property	18,232
	19,178
Less accumulated depreciation	(15,899)	3,279
		$ 4,152

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 88
Tenant security deposit liabilities		105
Accrued property taxes		129
Other liabilities		198
Due to affiliates (Note B)		4,567
Mortgage note payable		9,411

Partners' Deficit
General partner	$ (3,168)
Limited partners (49,191 units issued and
outstanding)	(7,178)	(10,346)
		$ 4,152

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 986	$ 878	$ 1,912	$ 1,739
Other income	87	98	167	159
Total revenues	1,073	976	2,079	1,898

Expenses:
Operating	513	559	1,042	1,023
General and administrative	56	51	106	97
Depreciation	227	270	485	540
Interest	279	259	548	504
Property taxes	64	63	127	127
Total expenses	1,139	1,202	2,308	2,291

Net loss	$ (66)	$ (226)	$ (229)	$ (393)

Net loss allocated to general partner (1%)	$ --	$ (2)	$ (2)	$ (4)
Net loss allocated to limited partners (99%)	(66)	(224)	(227)	(389)

	$ (66)	$ (226)	$ (229)	$ (393)

Net loss per limited partnership unit	$ (1.34)	$ (4.56)	$ (4.61)	$ (7.91)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	49,196	$ 1	$49,196	$ 49,197

Partners' deficit at
December 31, 2006	49,191	$(3,166)	$(6,951)	$(10,117)

Net loss for the six months
ended June 30, 2007	--	(2)	(227)	(229)

Partners' deficit at
June 30, 2007	49,191	$(3,168)	$(7,178)	$(10,346)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (229)	$ (393)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	485	540
Amortization of loan costs	29	27
Bad debt expense	21	60
Change in accounts:
Receivables and deposits	(175)	(211)
Other assets	(80)	(58)
Accounts payable	(1)	(33)
Tenant security deposit liabilities	12	9
Accrued property taxes	129	128
Other liabilities	5	23
Due to affiliates	142	206
Net cash provided by operating activities	338	298

Cash flows used in investing activities:
Property improvements and replacements	(409)	(186)

Cash flows from financing activities:
Payments on mortgage note payable	(84)	(79)
Loan costs paid	--	(10)
Net cash used in financing activities	(84)	(89)

Net (decrease) increase in cash and cash equivalents	(155)	23
Cash and cash equivalents at beginning of period	294	149
Cash and cash equivalents at end of period	$ 139	$ 172

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 331	$ 280

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 43	$ 19

Included in property improvements and replacements for the six months ended June 30, 2007 and 2006 are approximately $24,000 and $16,000 of property improvements and replacements which were included in accounts payable at December 31, 2006, and 2005, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2006. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $102,000 and $93,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $88,000 and $66,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $12,000 and $9,000, respectively.

The Partnership Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" (as defined in the Partnership Agreement) to be paid to the General Partner for executive and administrative management services. No fees were earned or paid for the six months ended June 30, 2007 and 2006.

During 2004, an affiliate of the General Partner advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments.  During 2005, an affiliate of the General Partner advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $213,000 for property and Partnership operations and capital improvements.  There were no advances made to the Partnership during the six months ended June 30, 2007 and 2006. Interest is accrued at the prime rate plus 2% (10.25% at June 30, 2007) and interest expense amounted to approximately $227,000 and $194,000 for the six months ended June 30, 2007 and 2006, respectively.  At June 30, 2007, the total balance of advances and accrued interest due to an affiliate of the General Partner was approximately $4,567,000 and is included in due to affiliates on the balance sheet. Subsequent to June 30, 2007, an affiliate of the General Partner advanced the Partnership $26,000 to fund operating expenses at The Lakes Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $148,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $111,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings. The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's remaining investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

The Lakes Apartments	94%	92%
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

Results of Operations

The Partnership recognized a net loss of approximately $66,000 and $229,000 for the three and six months ended June 30, 2007, compared to a net loss of approximately $226,000 and $393,000 for the three and six months ended June 30, 2006. The decrease in net loss for the three months ended June 30, 2007 is due to an increase in total revenues and a decrease in total expenses.  The decrease in net loss for the six months ended June 30, 2007 is due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased for the three months ended June 30, 2007 due to an increase in rental income partially offset by a decrease in other income.  Total revenues for the six months ended June 30, 2007 increased due to an increase in both rental and other income. The increase in rental income for both periods is due to increases in occupancy and the average rental rate at the Partnership’s investment property and by a decrease in bad debt expense.  The decrease in other income for the three month period is due to a decrease in cleaning and damage fees at the property. The increase in other income for the six month period is due to an increase in legal and application fees and tenant utility reimbursements offset by a decrease in cleaning and damage fees at the property.

Total expenses decreased for the three months ended June 30, 2007 due to decreases in operating and depreciation expenses partially offset by an increase in interest expense. General and administrative expense and property tax expense remained relatively constant for the three months ended June 30, 2007. Total expenses increased for the six months ended June 30, 2007 due to increases in operating, general and administrative and interest expenses partially offset by a decrease in depreciation expense. Property tax expense remained relatively constant for the six months ended June 30, 2007. Operating expense decreased for the three months ended June 30, 2007 due to decreases in administrative and maintenance expenses partially offset by increases in property and property management fee expenses as discussed below. Operating expense increased for the six months ended June 30, 2007 due to increases in property, insurance and property management fee expenses partially offset by decreases in administrative and maintenance expenses. Administrative expense decreased for both periods due to the recording of a liability during the three months ended June 30, 2006 relating to forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership recorded an estimate of amounts that may be due, and a decrease in resident eviction costs partially offset by an increase in training and travel costs. Maintenance expense decreased for both periods due to a decrease in contract services and building repairs costs at the Partnership’s investment property. Property expense increased for both periods due to an increase in salaries and related employee benefits at the Partnership’s investment property. Insurance expense increased for both periods due to an increase in insurance premiums. Property management fees increased as a result of the increase in rental income on which such fees are based. Depreciation expense decreased for both periods due to assets becoming fully depreciated at the Partnership’s investment property partially offset by property improvements and replacements being placed into service during the past twelve months which are now being depreciated. Interest expense increased for both periods due to an increase in the variable interest rate charged on the advances outstanding to an affiliate of the General Partner and an increase in the interest on the mortgage encumbering the Partnership’s investment property due to the increase in its variable interest rate.

General and administrative expenses increased for the six months ended June 30, 2007 due to an increase in management reimbursements to the General Partner partially offset by a decrease in legal expenses. Included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $139,000 compared to approximately $172,000 at June 30, 2006. The decrease in cash and cash equivalents of approximately $155,000 since December 31, 2006 is due to approximately $409,000 and $84,000 of cash used in investing and financing activities, respectively, partially offset by approximately $338,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments made on the mortgage encumbering the Partnership’s property. The Partnership invests its working capital reserves in interest bearing accounts.

During 2004, an affiliate of the General Partner advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments.  During 2005, an affiliate of the General Partner advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $213,000 for property and Partnership operations and capital improvements.  There were no advances made to the Partnership during the six months ended June 30, 2007 and 2006. Interest is accrued at the prime rate plus 2% (10.25% at June 30, 2007) and interest expense amounted to approximately $227,000 and $194,000 for the six months ended June 30, 2007 and 2006, respectively.  At June 30, 2007, the total balance of advances and accrued interest due to an affiliate of the General Partner was approximately $4,567,000 and is included in due to affiliates on the balance sheet.  Subsequent to June 30, 2007, an affiliate of the General Partner advanced the Partnership $26,000 to fund operating expenses at The Lakes Apartments.

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

The Lakes Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $428,000 of capital improvements at The Lakes Apartments, consisting primarily of building improvements, balcony, gutter and floor covering replacements, clubhouse renovations, and water and sewer upgrades. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or from advances from an affiliate of the General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the investment property of approximately $9,411,000 was refinanced under a permanent credit facility (“Permanent Credit Facility”) with Fannie Mae, which has a maturity of September 15, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loan has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 to 105 basis points depending upon certain performance criteria, which rate is currently 6.06% at June 30, 2007 per annum, and resets monthly. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

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

The Partnership made no distributions during the six months ended June 30, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to an affiliate of the General Partner at June 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 33,133.75 limited partnership units (the "Units") in the Partnership representing 67.36% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.36% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings. The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

CONSOLIDATED CAPITAL GROWTH FUND

By: ConCap Equities, Inc.
General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Growth Fund (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.