Form 10QSB
period 2007-09-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 2007-11-08
CIK 201529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL GROWTH FUND

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 1,823
Receivables and deposits		562
Other assets		233
Investment property:
Land	$ 946
Buildings and related personal property	18,376
	19,322
Less accumulated depreciation	(16,059)	3,263
		$ 5,881

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 90
Tenant security deposit liabilities		108
Accrued property taxes		201
Other liabilities		189
Mortgage note payable (Note C)		15,700

Partners' Deficit
General partner	$ (3,169)
Limited partners (49,191 units issued and
outstanding)	(7,238)	(10,407)
		$ 5,881

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 973	$ 910	$ 2,885	$ 2,649
Other income	84	85	251	244
Total revenues	1,057	995	3,136	2,893

Expenses:
Operating	540	438	1,582	1,461
General and administrative	45	51	151	148
Depreciation	160	269	645	809
Interest	301	278	849	782
Property taxes	72	63	199	190
Total expenses	1,118	1,099	3,426	3,390

Net loss	$ (61)	$ (104)	$ (290)	$ (497)

Net loss allocated to general partner (1%)	$ (1)	$ (1)	$ (3)	$ (5)
Net loss allocated to limited partners (99%)	(60)	(103)	(287)	(492)

	$ (61)	$ (104)	$ (290)	$ (497)

Net loss per limited partnership unit	$ (1.22)	$ (2.09)	$ (5.83)	$(10.00)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	49,196	$ 1	$ 49,196	$ 49,197

Partners' deficit at
December 31, 2006	49,191	$(3,166)	$ (6,951)	$(10,117)

Net loss for the nine months
ended September 30, 2007	--	(3)	(287)	(290)

Partners' deficit at
September 30, 2007	49,191	$(3,169)	$ (7,238)	$(10,407)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (290)	$ (497)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	645	809
Amortization of loan costs	43	45
Bad debt expense	42	78
Change in accounts:
Receivables and deposits	(249)	(288)
Other assets	11	(35)
Accounts payable	15	(48)
Tenant security deposit liabilities	15	12
Accrued property taxes	201	192
Other liabilities	(4)	16
Due to affiliates	(662)	242
Net cash (used in) provided by operating activities	(233)	526

Cash flows used in investing activities:
Property improvements and replacements	(567)	(322)

Cash flows from financing activities:
Proceeds from mortgage note payable	15,700	--
Payments on mortgage note payable	(113)	(120)
Repayment of mortgage note payable	(9,382)	--
Advances from affiliate	215	--
Repayment of advances from affiliate	(3,978)	--
Loan costs paid	(113)	(10)
Net cash provided by (used in) financing activities	2,329	(130)

Net increase in cash and cash equivalents	1,529	74
Cash and cash equivalents at beginning of period	294	149
Cash and cash equivalents at end of period	$ 1,823	$ 223

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,370	$ 430

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 29	$ 3

Included in property improvements and replacements for the nine months ended September 30, 2007 and 2006 are approximately $24,000 and $16,000 of property improvements and replacements which were included in accounts payable at December 31, 2006, and 2005, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2006. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $154,000 and $142,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $138,000 and $100,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $32,000 and $10,000, respectively.

The Partnership Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" (as defined in the Partnership Agreement) to be paid to the General Partner for executive and administrative management services. No fees were earned or paid for the nine months ended September 30, 2007 and 2006.

During 2004, an affiliate of the General Partner advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments. During 2005, an affiliate of the General Partner advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $213,000 for property and Partnership operations and capital improvements. During the nine months ended September, 20, 2007, an affiliate of the General Partner advanced the Partnership approximately $53,000 to fund operating expenses and approximately $162,000 for costs associated with the September 2007 refinancing of The Lakes Apartments. There were no advances made to the Partnership during the nine months ended September 30, 2006.   Interest is accrued at the prime rate plus 2% (9.75% at September 30, 2007) and interest expense amounted to approximately $339,000 and $302,000 for the nine months ended September 30, 2007 and 2006, respectively.  During the nine months ended September 30, 2007, the Partnership repaid in full the advances and accrued interest of approximately $4,924,000 with proceeds from the September 2007 refinancing of The Lakes Apartments (see Note C) and operating cash flow.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $152,000 and $111,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C – Mortgage Refinancing

On September 21, 2007, the Partnership refinanced the mortgage encumbering its sole investment property, The Lakes Apartments, located in Raleigh, North Carolina. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of $9,382,000, with a new mortgage loan in the principal amount of $15,700,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $15,700,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (6.28% per annum at September 30, 2007) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the General Partner of the Partnership. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the new loan, loan costs of approximately $113,000 were capitalized and are included in other assets.

Note D – Subsequent Event

Subsequent to September 30, 2007, the Partnership distributed approximately $1,480,000 to its partners consisting of the balance of previously undistributed proceeds from the September 2003 sale of Doral Springs and a portion of the proceeds from the September 2007 mortgage refinancing of The Lakes Apartments. The limited partners received approximately $1,273,000 or $25.87 per limited partnership unit.

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

The Partnership's remaining investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

The Lakes Apartments	95%	92%
Raleigh, North Carolina

The General Partner attributes the increase in occupancy at The Lakes Apartments to capital improvements made to the property, which has improved the overall appearance and curb appeal of the property.

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

Results of Operations

The Partnership recognized a net loss of approximately $61,000 and $290,000 for the three and nine months ended September 30, 2007, compared to a net loss of approximately $104,000 and $497,000 for the three and nine months ended September 30, 2006. The decrease in net loss for both the three and nine months ended September 30, 2007 is due to an increase in total revenues, partially offset by an increase in total expenses.

Total revenues increased for both the three and nine months ended September 30, 2007 primarily due to an increase in rental income.  Other income remained relatively constant for the comparable periods.  The increase in rental income for both periods is due to increases in occupancy and the average rental rate at the Partnership’s investment property for the nine months ended September 30, 2007 and a decrease in bad debt expense.

Total expenses increased for both the three and nine months ended September 30, 2007 due to an increase in operating and interest expenses partially offset by a decrease in depreciation expense. Property tax and general and administrative expenses remained relatively constant for the comparable periods.  Operating expense increased for the three months ended September 30, 2007 due to increases in property, administrative and maintenance expenses. Operating expense increased for the nine months ended September 30, 2007 due to increases in property, insurance and property management fee expenses partially offset by decreases in administrative and maintenance expenses.  Property expense increased for both periods due to an increase in salaries and related employee benefits at the Partnership’s investment property. Administrative expense increased for the three months ended September 30, 2007 due to an increase in office expenses. Administrative expense decreased for the nine months ended September 30, 2007 due to the recording of a liability during the second quarter of 2006 relating to the forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership recorded an estimate of amounts that may be due and a decrease in resident eviction costs partially offset by an increase in office expenses and training and travel costs.  Maintenance expense increased for the three months ended September 30, 2007 due to an increase in contract services and building repair costs at the Partnership’s investment property. Maintenance expense decreased for the nine months ended September 30, 2007 due to a decrease in contract services at the Partnership’s investment property. Insurance expense increased for the nine months ended September 30, 2007 due to an increase in umbrella insurance premiums. Insurance expense remained relatively constant for the three month period. Property management fees increased for the nine months ended September 30, 2007 as a result of the increase in rental income on which such fees are based. Interest expense increased for both periods due to an increase in the variable interest rate charged on the advances outstanding to an affiliate of the General Partner and an increase in the interest on the mortgage encumbering the Partnership’s investment property due to the increase in its variable interest rate.  Depreciation expense decreased for both periods due to assets becoming fully depreciated at the Partnership’s investment property partially offset by property improvements and replacements being placed into service during the past twelve months which are now being depreciated.

Included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2007 the Partnership had cash and cash equivalents of approximately $1,823,000 compared to approximately $223,000 at September 30, 2006.  The increase in cash and cash equivalents of approximately $1,529,000 since December 31, 2006 is due to approximately $2,329,000 of cash provided by financing activities partially offset by approximately $567,000 and $233,000 of cash used in investing and operating activities, respectively.  Cash provided by financing activities consisted of proceeds received from the refinancing of the mortgage encumbering the Partnership’s investment property and advances received from an affiliate of the General Partner, partially offset by the repayment of the existing mortgage and regular monthly payments on the mortgage encumbering the Partnership’s investment property, repayment of advances from an affiliate of the General Partner, and the payment of loan costs associated with the refinancing of the mortgage. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

During 2004, an affiliate of the General Partner advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments.

During 2005, an affiliate of the General Partner advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $213,000 for property and Partnership operations and capital improvements. During the nine months ended September, 20, 2007, an affiliate of the General Partner advanced the Partnership approximately $53,000 to fund operating expenses and approximately $162,000 for costs associated with the September 2007 refinancing of The Lakes Apartments. There were no advances made to the Partnership during the nine months ended September 30, 2006.   Interest is accrued at the prime rate plus 2% (9.75% at September 30, 2007) and interest expense amounted to approximately $339,000 and $302,000 for the nine months ended September 30, 2007 and 2006, respectively.  During the nine months ended September 30, 2007, the Partnership repaid in full the advances and accrued interest of approximately $4,924,000 with proceeds from the September 2007 refinancing of The Lakes Apartments, as discussed below and operating cash flow.

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

The Lakes Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $572,000 of capital improvements at The Lakes Apartments, consisting primarily of building improvements, balcony, gutter and floor covering replacements, clubhouse renovations, interior lighting and water and sewer upgrades. These improvements were funded from operating cash flow and advances received from an affiliate of the General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or from advances from an affiliate of the General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On September 21, 2007, the Partnership refinanced the mortgage encumbering The Lakes Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $9,382,000, with a new mortgage loan in the principal amount of $15,700,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options.  The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $15,700,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (6.28% per annum at September 30, 2007) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below the prescribed threshold.  The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the General Partner of the Partnership.  The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans.  The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the refinancing, an affiliate of the Partnership's General Partner advanced the Partnership approximately $162,000 to cover fees related to the closing costs and incurred prior to the closing.  These advances were repaid after the closing and before September 30, 2007.  In connection with the new loan, loan costs of approximately $113,000 were capitalized and are included in other assets.

In accordance with the terms of the loan agreement relating to the new mortgage, the payment of the mortgage may be accelerated at the option of the lender if an Event of Default, as defined in the loan agreement, occurs. Events of Default include, but are not limited to, nonpayment of monthly interest and reserve requirements and nonpayment of amounts outstanding on or before the maturity date.

The Partnership made no distributions during the nine months ended September 30, 2007 and 2006.  Subsequent to September 30, 2007, the Partnership distributed approximately $1,480,000 to its partners consisting of the balance of previously undistributed proceeds from the September 2003 sale of Doral Springs and a portion of the proceeds from the September 2007 mortgage refinancing of The Lakes Apartments. The limited partners received approximately $1,273,000 or $25.87 per limited partnership unit.  Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 33,133.75 limited partnership units (the "Units") in the Partnership representing 67.36% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.36% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

CONSOLIDATED CAPITAL GROWTH FUND

By: ConCap Equities, Inc.
General Partner

Date: November 8, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 8, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

CONSOLIDATED CAPITAL GROWTH FUND

EXHIBIT INDEX

Exhibit

 3

Certificate of Limited Partnership, as amended to date.

3a

Amendment to the Limited Partnership Agreement dated December 22, 2005 filed with the Registrant’s Form 10-KSB dated December 31, 2005.

10.41

Deed of Trust, Security Agreement and Fixture Filing between Consolidated Capital Growth Fund, a California limited partnership and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Form 8-K dated September 21, 2007)

10.42

Secured Promissory Note between Consolidated Capital Growth Fund, a California limited partnership and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Form 8-K dated September 21, 2007)

10.43

Carveout Guarantee and Indemnity Agreement between AIMCO Properties, L.P., a Delaware limited partnership and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Form 8-K dated September 21, 2007)

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.