Form 10-Q
period 2008-03-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 2008-05-14
CIK 201529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL GROWTH FUND

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets held for sale:
Cash and cash equivalents	$ 342	$ 286
Receivables and deposits	132	135
Other assets	252	215
Investment property:
Land	946	946
Buildings and related personal property	18,735	18,598
	19,681	19,544
Less accumulated depreciation	(16,399)	(16,225)
	3,282	3,319
	$ 4,008	$ 3,955

Liabilities and Partners' Deficit
Liabilities held for sale
Accounts payable	$ 26	$ 91
Tenant security deposit liabilities	117	115
Accrued property taxes	69	--
Other liabilities	234	273
Mortgage note payable	15,700	15,700
	16,146	16,179

Partners' Deficit
General partner	(3,432)	(3,433)
Limited partners (49,191 units issued and
outstanding)	(8,706)	(8,791)
	(12,138)	(12,224)
	$ 4,008	$ 3,955

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007

Income (loss) from continuing operations	--	--
Income (loss) from discontinued operations:
Revenues:
Rental income	$ 991	$ 926
Other income	88	80
Total revenues	1,079	1,006

Expenses:
Operating	520	529
General and administrative	47	50
Depreciation	174	258
Interest	184	269
Property taxes	68	63
Total expenses	993	1,169

Net income (loss)	$ 86	$ (163)

Net income (loss) allocated to general partner (1%)	$ 1	$ (2)
Net income (loss) allocated to limited partners (99%)	85	(161)

	$ 86	$ (163)

Net income (loss) per limited partnership unit	$ 1.73	$ (3.27)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	49,196	$ 1	$49,196	$ 49,197

Partners' deficit at
December 31, 2007	49,191	$(3,433)	$(8,791)	$(12,224)

Net income for the three months
ended March 31, 2008	--	1	85	86

Partners' deficit at
March 31, 2008	49,191	$(3,432)	$(8,706)	$(12,138)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$ 86	$ (163)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	174	258
Amortization of loan costs	14	14
Change in accounts:
Receivables and deposits	3	(59)
Other assets	(43)	(83)
Accounts payable	(27)	8
Tenant security deposit liabilities	2	9
Accrued property taxes	69	64
Other liabilities	(39)	5
Due to affiliates	--	57
Net cash provided by operating activities	239	110

Cash flows used in investing activities:
Property improvements and replacements	(175)	(111)

Cash flows from financing activities:
Payments on mortgage note payable	--	(42)
Loan costs paid	(8)	--
Net cash used in financing activities	(8)	(42)

Net increase (decrease) in cash and cash equivalents	56	(43)

Cash and cash equivalents at beginning of period	286	294
Cash and cash equivalents at end of period	$ 342	$ 251

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 204	$ 155

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 10	$ 33

Included in property improvements and replacements for the three months ended March 31, 2008 and 2007 is approximately $48,000 and $24,000 of property improvements and replacements which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2007. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of discontinued operations for both the three months ended March 31, 2008 and 2007 are presented to reflect the operations of The Lakes Apartments as discontinued operations. The Partnership entered into a sale contract on March 20, 2008 to sell The Lakes Apartments to a third party.  On May 9, 2008, the sale contract related to The Lakes Apartments was terminated by the prospective buyer. The Partnership is continuing to actively market The Lakes Apartments for sale. The respective assets and liabilities of The Lakes Apartments are classified as held for sale as of March 31, 2008 and December 31, 2007.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $54,000 and $49,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $39,000 and $41,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $10,000 and $4,000, respectively.

The Partnership Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. No fees were paid for the three months ended March 31, 2008 and 2007 as there were no operating distributions.

During 2004, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments.  During 2005, AIMCO Properties, L.P. advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $217,000 for property and Partnership operations and capital improvements.  There were no advances made to the Partnership during the three months ended March 31, 2008 and 2007.   During the three months ended March 31, 2007, interest expense on advances accrued at the rate of prime plus 2%, was approximately $112,000.  At March 31, 2008 and December 31, 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P., as a result of repaying such advances in 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $57,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $120,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's remaining investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2008 and 2007:

	Average Occupancy
Property	2008	2007

The Lakes	96%	91%
Raleigh, North Carolina

The General Partner attributes the increase in occupancy at The Lakes Apartments to increased resident retention efforts.

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2008 was approximately $86,000, compared to a net loss of approximately $163,000 for the three months ended March 31, 2007.  The increase in net income for the three months ended March 31, 2008 is due to an increase in total revenues and a decrease in total expenses.  The increase in total revenues is due to an increase in both rental and other income.  Rental income increased due to increases in both occupancy and the average rental rate at the Partnership’s investment property, partially offset by an increase in bad debt expense.  Other income increased due to increased laundry income, late charges and legal and tenant fees at the property.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of discontinued operations for both the three months ended March 31, 2008 and 2007 are presented to reflect the operations of The Lakes Apartments as discontinued operations. The Partnership entered into a sale contract on March 20, 2008 to sell The Lakes Apartments to a third party.  On May 9, 2008, the sale contract related to The Lakes Apartments was terminated by the prospective buyer. The Partnership is continuing to actively market The Lakes Apartments for sale. The respective assets and liabilities of The Lakes Apartments are classified as held for sale as of March 31, 2008 and December 31, 2007.

Total expenses decreased for the three months ended March 31, 2008 due to a decrease in operating, depreciation and interest expenses. General and administrative and property tax expenses remained relatively constant for the comparable period.  Operating expense decreased due to decreases in building repair costs and advertising expenses, partially offset by increases in salaries and related employee benefits, utilities and property management fees, as a result of the increase in rental income on which such fees are based. Depreciation expense decreased due to assets becoming fully depreciated during the second quarter of 2007 at the Partnership’s investment property, partially offset by property improvements and replacements placed into service during the past twelve months, which are now being depreciated.  Interest expense decreased due to a decrease in interest on advances from an affiliate of the General Partner as a result of repaying such advances in 2007, partially offset by an increase in the interest on the mortgage encumbering the Partnership’s investment property due to an increase in the principal balance in connection with the September 2007 refinancing of the mortgage.

Included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $342,000, compared to approximately $251,000 at March 31, 2007. The increase in cash and cash equivalents of approximately $56,000 since December 31, 2007 is due to approximately $239,000 of cash provided by operating activities, partially offset by approximately $175,000 and $8,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of the payment of loan costs associated with the refinancing of the mortgage. The Partnership invests its working capital reserves in interest bearing accounts.

During 2004, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments.  During 2005, AIMCO Properties, L.P. advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $217,000 for property and Partnership operations and capital improvements.  There were no advances made to the Partnership during the three months ended March 31, 2008 and 2007. During the three months ended March 31, 2007, interest expense on advances accrued at the rate of prime plus 2%, was approximately $112,000.  At March 31, 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P., as a result of repaying such advances in 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

The Lakes Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $137,000 of capital improvements at The Lakes Apartments, consisting primarily of roof and floor covering replacements and clubhouse renovations. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or from advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have a commitment to fund advances to the Partnership. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On September 21, 2007, the Partnership refinanced the mortgage encumbering The Lakes Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of $9,382,000, with a new mortgage loan in the principal amount of $15,700,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $15,700,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (3.90% per annum at March 31, 2008) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the General Partner of the Partnership. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the new loan, loan costs of approximately $139,000 were capitalized and are included in other assets.

The Partnership made no distributions during the three months ended March 31, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 33,133.75 limited partnership units (the "Units") in the Partnership representing 67.36% of the outstanding Units at March 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.36% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

ITEM 4.

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

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED CAPITAL GROWTH FUND

By: ConCap Equities, Inc.
General Partner

Date: May 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2008	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

CONSOLIDATED CAPITAL GROWTH FUND

EXHIBIT INDEX

Exhibit

 3

Certificate of Limited Partnership, as amended to date.

3a

Amendment to the Limited Partnership Agreement dated December 22, 2005 filed with the Registrant’s Form 10-KSB dated December 31, 2005.

10.41

Deed of Trust, Security Agreement and Fixture Filing between Consolidated Capital Growth Fund, a California limited partnership and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Form 8-K dated September 21, 2007)

10.42

Secured Promissory Note between Consolidated Capital Growth Fund, a California limited partnership and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Form 8-K dated September 21, 2007)

10.43

Carveout Guarantee and Indemnity Agreement between AIMCO Properties, L.P., a Delaware limited partnership and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Form 8-K dated September 21, 2007)

10.44

Purchase and Sale Contract between Consolidated Capital Growth Fund, a California limited partnership, and Northview Realty Group, Inc., a Canadian corporation, dated March 20, 2008. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 25, 2008).

10.45

First Amendment of Purchase and Sale Contract between Consolidated Capital Growth Fund, a California limited partnership, and Northview Realty Group, Inc., a Canadian corporation, dated May 1, 2008. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 7, 2008).

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