Form 10-Q
period 2008-06-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 2008-08-13
CIK 201529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

[ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL GROWTH FUND

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets held for sale:
Cash and cash equivalents	$ 640	$ 286
Receivables and deposits	141	135
Other assets	201	215
Investment property:
Land	946	946
Buildings and related personal property	18,862	18,598
	19,808	19,544
Less accumulated depreciation	(16,399)	(16,225)
	3,409	3,319
	$ 4,391	$ 3,955

Liabilities and Partners' Deficit
Liabilities held for sale:
Accounts payable	$ 35	$ 91
Tenant security deposit liabilities	114	115
Accrued property taxes	138	--
Other liabilities	221	273
Mortgage note payable	15,700	15,700
	16,208	16,179

Partners' Deficit
General partner	(3,429)	(3,433)
Limited partners (49,191 units issued and
outstanding)	(8,388)	(8,791)
	(11,817)	(12,224)
	$ 4,391	$ 3,955

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income (loss) from continuing operations	$ --	$ --	$ --	$ --
Income (loss) from discontinued operations:
Revenues:
Rental income	$ 1,016	$ 986	$ 2,007	$ 1,912
Other income	89	87	177	167
Total revenues	1,105	1,073	2,184	2,079

Expenses:
Operating	513	513	1,033	1,042
General and administrative	53	56	100	106
Depreciation	--	227	174	485
Interest	150	279	334	548
Property taxes	68	64	136	127
Total expenses	784	1,139	1,777	2,308

Net income (loss)	$ 321	$ (66)	$ 407	$ (229)

Net income (loss) allocated to general
partner (1%)	$ 3	$ --	$ 4	$ (2)
Net income (loss) allocated to limited
partners (99%)	318	(66)	403	(227)

	$ 321	$ (66)	$ 407	$ (229)

Net income (loss) per limited partnership unit	$ 6.46	$ (1.34)	$ 8.19	$ (4.61)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	49,196	$ 1	$49,196	$ 49,197

Partners' deficit at
December 31, 2007	49,191	$(3,433)	$(8,791)	$(12,224)

Net income for the six months
ended June 30, 2008	--	4	403	407

Partners' deficit at
June 30, 2008	49,191	$(3,429)	$(8,388)	$(11,817)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 407	$ (229)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	174	485
Amortization of loan costs	26	29
Change in accounts:
Receivables and deposits	(6)	(154)
Other assets	(4)	(80)
Accounts payable	(21)	(1)
Tenant security deposit liabilities	(1)	12
Accrued property taxes	138	129
Other liabilities	(52)	5
Due to affiliates	--	142
Net cash provided by operating activities	661	338

Cash flows used in investing activities:
Property improvements and replacements	(299)	(409)

Cash flows from financing activities:
Payments on mortgage note payable	--	(84)
Loan costs paid	(8)	--
Net cash used in financing activities	(8)	(84)

Net increase (decrease) in cash and cash equivalents	354	(155)
Cash and cash equivalents at beginning of period	286	294
Cash and cash equivalents at end of period	$ 640	$ 139

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 350	$ 331

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 13	$ 43

Included in property improvements and replacements for the six months ended June 30, 2008 and 2007 are approximately $48,000 and $24,000 of property improvements and replacements which were included in accounts payable at December 31, 2007, and 2006, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2007. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of discontinued operations for both the three and six months ended June 30, 2008 and 2007 are presented to reflect the operations of The Lakes Apartments as discontinued operations. The Partnership entered into a sale contract on July 15, 2008 to sell The Lakes Apartments to a third party, with an expected closing date of September 28, 2008. The respective assets and liabilities of The Lakes Apartments are classified as held for sale as of June 30, 2008 and December 31, 2007.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $108,000 and $102,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $72,000 and $88,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $13,000 and $12,000, respectively.

The Partnership Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. No fees were paid for the six months ended June 30, 2008 and 2007 as there were no operating distributions.

During 2004, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments. During 2005, AIMCO Properties, L.P. advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $217,000 for property and Partnership operations and capital improvements.  There were no advances made to the Partnership during the six months ended June 30, 2008 and 2007.   During the six months ended June 30, 2007, interest expense on advances, which accrued at the rate of prime plus 2%, was approximately $227,000.  At June 30, 2008 and December 31, 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P., as a result of repaying such advances in 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $57,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $120,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's remaining investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

The Lakes	96%	94%
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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2008 was approximately $321,000 and $407,000, respectively, compared to net loss of approximately $66,000 and $229,000 for the three and six months ended June 30, 2007.  The increase in net income for both the three and six months ended June 30, 2008 is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues for the three months ended June 30, 2008 is due to an increase in rental income. The increase in total revenues for the six months ended June 30, 2008 is due to an increase in both rental and other income. The increase in rental income for both periods is due to increases in occupancy and the average rental rate at the Partnership’s investment property. The increase in other income for the six month period is due to an increase in laundry income and tenant fees at the property. Other income remained relatively constant for the three months ended June 30, 2008.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of discontinued operations for both the three and six months ended June 30, 2008 and 2007 are presented to reflect the operations of The Lakes Apartments as discontinued operations. The Partnership entered into a sale contract on July 15, 2008 to sell The Lakes Apartments to a third party, with an expected closing date of September 28, 2008. The respective assets and liabilities of The Lakes Apartments are classified as held for sale as of June 30, 2008 and December 31, 2007.

Total expenses decreased for the three months ended June 30, 2008 due to decreases in depreciation, interest and general and administrative expenses. Total expenses decreased for the six months ended June 30, 2008 due to decreases in operating, depreciation, interest and general and administrative expense. Property tax expense remained relatively constant for the comparable periods. Operating expense decreased for the six months ended June 30, 2008 due to decreases in building repair costs and advertising costs, partially offset by increases in salaries and related employee benefits, utilities and property management fees, as a result of the increase in rental income on which such fees are based. Depreciation expense decreased for both periods due to the investment property being classified as held for sale at March 31, 2008 and, to a lesser extent, assets becoming fully depreciated during the second quarter of 2007 at the Partnership’s investment property.  Interest expense decreased for both the three and six months ended June 30, 2008 due to a decrease in interest on advances from an affiliate of the General Partner, as a result of repaying such advances in 2007. Interest expense also decreased for the three and six months ended June 30, 2008 due to a decrease in interest on the mortgage encumbering the Partnership’s property, as a result of a decrease in its variable interest rate. The decrease in interest expense for the three and six months ended June 30, 2008 was partially offset by an increase in interest on the mortgage encumbering the Partnership’s investment property due to an increase in the principal balance in connection with the September 2007 refinancing of the mortgage.

General and administrative expense decreased for both the three and six months ended June 30, 2008 primarily due to a decrease in management reimbursements to the General Partner as allowed under the Partnership Agreement, partially offset by an increase in legal costs related to normal Partnership operations. Also included in general and administrative expenses for the three and six months ended June 30, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $640,000, compared to approximately $139,000 at June 30, 2007. The increase in cash and cash equivalents of approximately $354,000 since December 31, 2007 is due to approximately $661,000 of cash provided by operating activities, partially offset by approximately $299,000 and $8,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of the payment of loan costs associated with the refinancing of the mortgage. The Partnership invests its working capital reserves in interest bearing accounts.

During 2004, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments.  During 2005, AIMCO Properties, L.P. advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $217,000 for property and Partnership operations and capital improvements.  There were no advances made to the Partnership during the six months ended June 30, 2008 and 2007. During the six months ended June 30, 2007, interest expense on advances, which accrued at the rate of prime plus 2%, was approximately $227,000.  At June 30, 2008 and December 31, 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P., as a result of repaying such advances in 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

The Lakes Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $264,000 of capital improvements at The Lakes Apartments, consisting primarily of interior lighting, kitchen and bath resurfacing, and roof, balcony, water heater, appliance and floor covering replacement. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On September 21, 2007, the Partnership refinanced the mortgage encumbering The Lakes Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of $9,382,000, with a new mortgage loan in the principal amount of $15,700,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $15,700,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (3.24% per annum at June 30, 2008) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the General Partner of the Partnership. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the new loan, loan costs of approximately $139,000 were capitalized and are included in other assets.

The Partnership made no distributions during the six months ended June 30, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 33,133.75 limited partnership units (the "Units") in the Partnership representing 67.36% of the outstanding Units at June 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.36% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

ITEM 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED CAPITAL GROWTH FUND

By: ConCap Equities, Inc.
General Partner

Date: August 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2008	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

CONSOLIDATED CAPITAL GROWTH FUND

EXHIBIT INDEX

Exhibit

 3

Certificate of Limited Partnership, as amended to date.

3a

Amendment to the Limited Partnership Agreement dated December 22, 2005 filed with the Registrant’s Form 10-KSB dated December 31, 2005.

10.41

Deed of Trust, Security Agreement and Fixture Filing between Consolidated Capital Growth Fund, a California limited partnership and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Form 8-K dated September 21, 2007)

10.42

Secured Promissory Note between Consolidated Capital Growth Fund, a California limited partnership and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Form 8-K dated September 21, 2007)

10.43

Carveout Guarantee and Indemnity Agreement between AIMCO Properties, L.P., a Delaware limited partnership and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Form 8-K dated September 21, 2007)

10.46

Purchase and Sale Contract between Consolidated Capital Growth Fund, a California limited partnership, and GMC Property Management, L.C., a Florida limited liability company, dated July 15, 2008. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 2008)

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.