Form 10-Q
period 2008-09-30
CONSOLIDATED CAPITAL GROWTH FUND
filed 2008-11-14
CIK 201529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL GROWTH FUND

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets held for sale:
Cash and cash equivalents	$ 103	$ 286
Receivables and deposits	149	135
Other assets	197	215
Investment property:
Land	946	946
Buildings and related personal property	19,147	18,598
	20,093	19,544
Less accumulated depreciation	(16,399)	(16,225)
	3,694	3,319
	$ 4,143	$ 3,955

Liabilities and Partners' Deficit
Liabilities held for sale:
Accounts payable	$ 44	$ 91
Tenant security deposit liabilities	117	115
Accrued property taxes	149	--
Other liabilities	218	273
Mortgage note payable (Note C)	15,700	15,700
	16,228	16,179

Partners' Deficit
General partner	(3,510)	(3,433)
Limited partners (49,191 units issued and
outstanding)	(8,575)	(8,791)
	(12,085)	(12,224)
	$ 4,143	$ 3,955

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Income (loss) from continuing operations	$ --	$ --	$ --	$ --
Income (loss) from discontinued operations:
Revenues:
Rental income	$ 1,006	$ 973	$ 3,013	$ 2,885
Other income	122	84	299	251
Total revenues	1,128	1,057	3,312	3,136

Expenses:
Operating	587	540	1,620	1,582
General and administrative	57	45	157	151
Depreciation	--	160	174	645
Interest	141	301	475	849
Property taxes	11	72	147	199
Total expenses	796	1,118	2,573	3,426

Net income (loss)	$ 332	$ (61)	$ 739	$ (290)

Net income (loss) allocated to
general partner (1%)	$ 3	$ (1)	$ 7	$ (3)
Net income (loss) allocated to
limited partners (99%)	329	(60)	732	(287)

	$ 332	$ (61)	$ 739	$ (290)

Net income (loss) per limited
partnership unit	$ 6.69	$ (1.22)	$ 14.88	$ (5.83)

Distribution per limited partnership unit	$ 10.49	$ --	$ 10.49	$ --

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	49,196	$ 1	$ 49,196	$ 49,197

Partners' deficit at
December 31, 2007	49,191	$(3,433)	$ (8,791)	$(12,224)

Distribution to partners	--	(84)	(516)	(600)

Net income for the nine months
ended September 30, 2008	--	7	732	739

Partners' deficit at
September 30, 2008	49,191	$(3,510)	$ (8,575)	$(12,085)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 739	$ (290)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	174	645
Amortization of loan costs	37	43
Bad debt expense	62	42
Change in accounts:
Receivables and deposits	(76)	(249)
Other assets	(11)	11
Accounts payable	(10)	15
Tenant security deposit liabilities	2	15
Accrued property taxes	149	201
Other liabilities	(55)	(4)
Due to affiliates	--	(662)
Net cash provided by (used in) operating activities	1,011	(233)

Cash flows used in investing activities:
Property improvements and replacements	(586)	(567)

Cash flows from financing activities:
Proceeds from mortgage note payable	--	15,700
Payments on mortgage note payable	--	(113)
Repayment of mortgage note payable	--	(9,382)
Advances from affiliate	--	215
Repayment of advances from affiliate	--	(3,978)
Loan costs paid	(8)	(113)
Distribution to partners	(600)	--
Net cash (used in) provided by financing activities	(608)	2,329

Net (decrease) increase in cash and cash equivalents	(183)	1,529
Cash and cash equivalents at beginning of period	286	294
Cash and cash equivalents at end of period	$ 103	$ 1,823

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 480	$ 1,364

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 11	$ 29

Included in property improvements and replacements for the nine months ended September 30, 2008 and 2007 are approximately $48,000 and $24,000 of property improvements and replacements which were included in accounts payable at December 31, 2007, and 2006, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Growth Fund (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2007 balances to conform to 2008 presentation.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of discontinued operations for both the three and nine months ended September 30, 2008 and 2007 are presented to reflect the operations of The Lakes Apartments as discontinued operations. The Partnership has been actively marketing the property for sale during 2008 and the Partnership entered into a sale contract on October 28, 2008 to sell The Lakes Apartments to a third party, with an expected closing date of December 12, 2008. The respective assets and liabilities of The Lakes Apartments are classified as held for sale as of September 30, 2008 and December 31, 2007.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $164,000 and $154,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $113,000 and $138,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $21,000 and $32,000, respectively.

The Partnership Agreement provides for a fee equal to 9% of the total distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. No fees were paid for the nine months ended September 30, 2008 and 2007 as there were no operating distributions.

During 2004, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments. During 2005, AIMCO Properties, L.P. advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $217,000 for property and Partnership operations and capital improvements. During the nine months ended September 30, 2007, an affiliate of the General Partner advanced the Partnership approximately $53,000 to fund operating expenses and approximately $162,000 for costs associated with the September 2007 refinancing of The Lakes Apartments. There were no advances made to the Partnership during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, interest expense on advances, which accrued at the rate of prime plus 2%, was approximately $339,000.  At September 30, 2008 and December 31, 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P., as the Partnership repaid in full the advances and accrued interest of approximately $4,924,000 with proceeds from the September 2007 refinancing of The Lakes Apartments, as discussed below. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $100,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $120,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Mortgage Refinancing

On September 21, 2007, the Partnership refinanced the mortgage encumbering its sole investment property, The Lakes Apartments, located in Raleigh, North Carolina. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of $9,382,000, with a new mortgage loan in the principal amount of $15,700,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $15,700,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (3.27% per annum at September 30, 2008) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $140,000, of which approximately $113,000 was incurred during the nine months ended September 30, 2007, and are included in other assets.

Note D – Casualty Event

In August 2008, The Lakes Apartments suffered damages as a result of a water pump break. The estimated cost to repair the damages is approximately $40,000. It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets.

Note E - Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings. On August 31, 2006, an objector filed an appeal from the order. The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's remaining investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

The Lakes	96%	95%
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

Results of Operations

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statements of discontinued operations for both the three and nine months ended September 30, 2008 and 2007 are presented to reflect the operations of The Lakes Apartments as discontinued operations. The Partnership has been actively marketing the property for sale during 2008 and the Partnership entered into a sale contract on October 28, 2008 to sell The Lakes Apartments to a third party, with an expected closing date of December 12, 2008.  The respective assets and liabilities of The Lakes Apartments are classified as held for sale as of September 30, 2008 and December 31, 2007.

The Partnership’s net income for the three and nine months ended September 30, 2008 was approximately $332,000 and $739,000, respectively, compared to the net loss of approximately $61,000 and $290,000 for the three and nine months ended September 30, 2007, respectively. The increase in net income for both the three and nine months ended September 30, 2008 is due to an increase in total revenues and a decrease in total expenses.  The increase in total revenues for both the three and nine months ended September 30, 2008 is due to increases in both rental and other income.  The increase in rental income for both periods is due to increases in occupancy and the average rental rate at the Partnership’s investment property.  The increase in other income for both periods is due to increases in application and tenant fees and nonrefundable sale fees at the property.

Total expenses decreased for both the three and nine months ended September 30, 2008 due to decreases in depreciation, interest and property tax expenses, partially offset by increases in operating and general and administrative expenses. Depreciation expense decreased for both periods as assets were not being depreciated as of March 31, 2008 due to the investment property being classified as held for sale at March 31, 2008. Depreciation expense also decreased for the nine months ended September 30, 2008 due to assets becoming fully depreciated during the second quarter of 2007 at the Partnership’s investment property. Interest expense decreased for both periods due to a decrease in interest on advances from an affiliate of the General Partner, as a result of repaying such advances in 2007.  Interest expense also decreased for the three and nine months ended September 30, 2008 due to a decrease in interest on the mortgage encumbering the Partnership’s investment property, as a result of a decrease in its variable interest rate. Property tax expense decreased for both periods due to a decrease in the assessed value and tax rate at the Partnership’s investment property. Operating expense increased for the three months ended September 30, 2008 due to increases in salaries and payroll costs and multiple minor casualties in 2008, partially offset by a decrease in insurance expense as a result of a decrease in hazard insurance premiums at the property.  Operating expense increased for the nine months ended September 30, 2008 primarily due to an increase in multiple minor casualties in 2008, partially offset by decreases in training and travel, insurance expense and an increase in capitalized payroll costs at the Partnership’s investment property.

General and administrative expense increased for both the three and nine months ended September 30, 2008 primarily due to increases in legal costs related to normal Partnership operations, administrative expense and costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In August 2008, The Lakes Apartments suffered damages as a result of a water pump break. The estimated cost to repair the damages is approximately $40,000. It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $103,000, compared to approximately $1,823,000 at September 30, 2007. The decrease in cash and cash equivalents of approximately $183,000 since December 31, 2007 is due to approximately $586,000 and $608,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,011,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of the payment of loan costs associated with the September 2007 refinancing of the mortgage encumbering the property and a distribution to partners. The Partnership invests its working capital reserves in interest bearing accounts.

During 2004, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments. During 2005, AIMCO Properties, L.P. advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $217,000 for property and Partnership operations and capital improvements. During the nine months ended September 30, 2007, an affiliate of the General Partner advanced the Partnership approximately $53,000 to fund operating expenses and approximately $162,000 for costs associated with the September 2007 refinancing of The Lakes Apartments. There were no advances made to the Partnership during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, interest expense on advances, which accrued at the rate of prime plus 2%, was approximately $339,000.  At September 30, 2008 and December 31, 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P., as the Partnership repaid in full the advances and accrued interest of approximately $4,924,000 with proceeds from the September 2007 refinancing of The Lakes Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

The Lakes Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $549,000 of capital improvements at The Lakes Apartments, consisting primarily of tennis court resurfacing, water and sewer upgrades, kitchen and bath resurfacing, security equipment and roof, balcony, lighting, water heater, appliance and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On September 21, 2007, the Partnership refinanced the mortgage encumbering The Lakes Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of $9,382,000, with a new mortgage loan in the principal amount of $15,700,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $15,700,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (3.27% per annum at September 30, 2008) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the General Partner of the Partnership. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $140,000, of which approximately $113,000 was incurred during the nine months ended September 30, 2007, and are included in other assets.

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Nine Months Ended	Partnership	Nine Months Ended	Partnership
	September 30, 2008	Unit	September 30, 2007	Unit

Refinancing (1)	$ 600	$ 10.49	$ --	$ --

(1)  Proceeds from the September 2007 mortgage refinancing of The Lakes Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit future distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 33,133.75 limited partnership units (the "Units") in the Partnership representing 67.36% of the outstanding Units at September 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.36% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized in accordance with SFAS No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings. On August 31, 2006, an objector filed an appeal from the order. The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED CAPITAL GROWTH FUND

By: ConCap Equities, Inc.
General Partner

Date: November 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2008	By: /s/Stephen B. Waters
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

10.48       Purchase and Sale Contract between Consolidated Capital Growth Fund, a California limited partnership, and The Embassy Group, LLC, a New York limited liability company, dated October 28, 2008. (Incorporated by reference to the Partnership's Current Report on Form 8-K dated October 28, 2008)

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