Form 10-K
period 2008-12-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 2009-03-25
CIK 201529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant's telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interests

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2008.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership was engaged in the business of operating and holding real estate properties for investment. Starting in 1977 through 1980, during its acquisition phase, the Partnership acquired twenty-five existing properties. The Partnership sold its remaining property, The Lakes Apartments, in December 2008. See "Item 2. Property".

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

As of December 31, 2008, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property during 2008. As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 2008 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner’s estimates as of the date of the financial statements. The General Partner estimates liquidation will be completed by December 31, 2009. Because the success in realization of assets and the settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The Partnership has no employees. Management and administrative services are performed by the General Partner and by agents retained by the General Partner.  An affiliate of the General Partner has been providing such property management services.

Item 2.     Property

On December 29, 2008, the Partnership sold its sole investment property, The Lakes Apartments, to a third party.  The total sales price for The Lakes Apartments was approximately $24,425,000. The net proceeds realized by the Partnership were approximately $24,129,000 after payment of closing costs. The Partnership used approximately $15,700,000 to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $20,205,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $82,000 as a result of the write off of unamortized loan costs.

Capital Improvements

During the year ended December 31, 2008, the Partnership completed approximately $702,000 of capital improvements at The Lakes Apartments, consisting primarily of kitchen and bath resurfacing, building improvements, balcony, roof, appliance, water heater and floor covering replacements, clubhouse renovations, interior lighting, plumbing fixtures and water and sewer upgrades. These improvements were funded from operating cash flow and insurance proceeds. On December 29, 2008, the Partnership sold The Lakes Apartments to a third party.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 49,196 limited partnership units (the “Units”) aggregating $49,196,000. The Partnership currently has 1,620 holders of record owning an aggregate of 49,191 Units. Affiliates of the General Partner owned 33,133.75 Units or approximately 67.36% at December 31, 2008.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

	December 31, 2008	Unit	December 31, 2007	Unit

Sale(1)	$ --	$ --	$ 743	$ 12.99
Refinancing (2)	600	10.49	1,147	20.04
	$ 600	$ 10.49	$ 1,890	$ 33.03

(1)   Remaining proceeds from the September 2003 sale of Doral Springs.

(2)   Proceeds from the September 2007 mortgage refinancing of The Lakes Apartments.

Subsequent to December 31, 2008, the Partnership distributed approximately $6,929,000 to the limited partners, or $140.86 per unit of which approximately $4,456,000 was from proceeds from the September 2007 mortgage refinancing of The Lakes Apartments and the remaining $2,473,000 from the proceeds from the sale of The Lakes Apartments. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership. The Partnership's cash available for distribution is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will have any funds available after liquidation to permit distributions to its partners in 2009.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 33,133.75 Units in the Partnership representing 67.36% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.36% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained in this report.

Results of Operations

As of December 31, 2008, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property, The Lakes Apartments. Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $21,033,000 for the year ended December 31, 2008 and a net loss of $217,000 for the year ended December 31, 2007. The increase in net income is due to a gain from sale of discontinued operations in 2008 and an increase in income from discontinued operations.

On December 29, 2008, the Partnership sold its remaining investment property, The Lakes Apartments, to a third party.  The total sales price for The Lakes Apartments was approximately $24,425,000. The net proceeds realized by the Partnership were approximately $24,129,000 after payment of closing costs. The Partnership used approximately $15,700,000 to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $20,205,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $82,000 as a result of the write off of unamortized loan costs.

Excluding the impact of the gain from sale of discontinued operations, the Partnership’s income from discontinued operations was approximately $828,000 for the year ended December 31, 2008 compared to loss from discontinued operations of approximately $217,000 for the year ended December 31, 2007.  The increase in income from discontinued operations is due to an increase in total revenues, the recognition of a casualty gain in 2008 and a decrease in total expenses.

The increase in total revenues for the year ended December 31, 2008 is due to increases in both rental and other income. Rental income increased primarily due to an increase in the average rental rate, partially offset by an increase in bad debt expense at the Partnership’s investment property.  Other income increased due to increases in tenant fees, application fees, cleaning and damage fees and nonrefundable sale fees at the property.

On August 8, 2008, The Lakes Apartments suffered damages to its apartment complex offices as a result of a water pump break. After writing off the fully depreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $10,000 as a result of expected insurance proceeds of approximately $10,000.

Total expenses decreased due to decreases in depreciation, interest and property tax expenses, partially offset by increases in operating, loss on early extinguishment of debt as a result of the 2008 sale of The Lakes Apartments (as discussed above) and general and administrative expenses.  Depreciation expense decreased as no depreciation expense was recorded after March 31, 2008 due to the investment property being classified as held for sale at March 31, 2008, and subsequently sold on December 29, 2008.  Interest expense decreased due to a decrease in interest on advances from an affiliate of the General Partner, as a result of repaying such advances during September 2007 and a decrease in interest on the mortgage encumbering the Partnership’s investment property, as a result of a decrease in its variable interest rate. Property tax expense decreased due to a decrease in the assessed value and tax rate at the Partnership’s investment property. Operating expense increased for the year ended December 31, 2008 due to an increase in property expense, partially offset by decreases in advertising, administrative, insurance and maintenance expenses.  Property expense increased due to increases in salaries and related employee benefits and utility expenses at the Partnership’s investment property. Also contributing to the increase in operating expense is an increase in multiple minor casualties at the property. Advertising expense decreased due to decreases in advertising costs. Administrative expense decreased due to decreases in furniture expense, training and travel and telephone expense. Insurance expense decreased due to a decrease in hazard insurance premiums at the property. Maintenance expense decreased due to an increase in capitalized payroll costs and a decrease in building repair costs at the Partnership’s investment property.

General and administrative expenses increased for the year ended December 31, 2008 primarily due to increases in management reimbursements to the General Partner, legal costs related to normal partnership operations, administrative expense and costs associated with the annual audit required by the Partnership Agreement.  Also included in general and administrative expenses for the year ended December 31, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2009 due to the sale of its remaining investment property (see “Note A” to the financial statements included in “Item 8. Financial Statements and Supplementary Data”).

At December 31, 2008 the Partnership had cash and cash equivalents of approximately $8,285,000, compared to approximately $286,000 at December 31, 2007.  The increase in cash and cash equivalents of approximately $7,999,000 is due to approximately $23,384,000 and $923,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $16,308,000 of cash used in financing activities.  Cash provided by investing activities consisted primarily of proceeds from the sale of The Lakes Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted primarily of the repayment of the mortgage note payable, the payment of loan costs associated with the September 2007 refinancing of the mortgage encumbering the property and a distribution to partners.

During 2004, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments. During 2005, AIMCO Properties, L.P. advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $217,000 for property and Partnership operations and capital improvements. During the year ended December 31, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $53,000 to fund operating expenses and approximately $162,000 for costs associated with the September 2007 refinancing of The Lakes Apartments. There were no advances made to the Partnership during the year ended December 31, 2008. During the year ended December 31, 2007, interest on advances, which accrued at the rate of prime plus 2%, was approximately $339,000. At December 31, 2008 and 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P. as the Partnership repaid in full the advances and accrued interest of approximately $4,924,000 with proceeds from the September 2007 refinancing of The Lakes Apartments.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 2008 to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner as of the date of the financial statements.

Included in the statement of net assets in liquidation as of December 31, 2008 is approximately $41,000 of costs that the General Partner estimates will be incurred during the period of liquidation, which is based on the assumption that the liquidation process will be completed by December 31, 2009.

At December 31, 2008, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $41,000 which is included in the Statements of Changes in Partners' (Deficiency) Capital/Net Assets in Liquidation. The net adjustment is summarized as follows:

Decrease in
Net Assets
(in thousands)
Adjustment of other assets and liabilities, net	$ (41)

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

	December 31, 2008	Unit	December 31, 2007	Unit

Sale(1)	$ --	$ --	$ 743	$ 12.99
Refinancing (2)	600	10.49	1,147	20.04
	$ 600	$ 10.49	$ 1,890	$ 33.03

(1)   Remaining proceeds from the September 2003 sale of Doral Springs.

(2)   Proceeds from the September 2007 mortgage refinancing of The Lakes Apartments.

Subsequent to December 31, 2008, the Partnership distributed approximately $6,929,000 to the limited partners, or $140.86 per unit of which approximately $4,456,000 was from proceeds from the September 2007 mortgage refinancing of The Lakes Apartments and the remaining $2,473,000 from the proceeds from the sale of The Lakes Apartments. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership. The Partnership's cash available for distribution is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will have any funds available after liquidation to permit distributions to its partners in 2009.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 33,133.75 limited partnership Units in the Partnership representing 67.36% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.36% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note B – Organization and Summary of Significant Accounting Policies” which is included in the financial statements in “Item 8. Financial Statements and Supplementary Data”.  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable.  If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeded the aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

Real property investment was subject to varying degrees of risk.  Several factors may have adversely affected the economic performance and value of the Partnership’s investment property.  These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could have caused impairment of the Partnership’s asset.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less. The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease. The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL GROWTH FUND

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Statement of Net Assets in Liquidation – December 31, 2008

      Balance Sheet - December 31, 2007

      Statements of Discontinued Operations - Years ended December 31, 2008 and 2007

Statements of Changes in Partners' (Deficiency) Capital/Net Assets in Liquidation - Years ended December 31, 2008 and 2007

      Statements of Cash Flows - Years ended December 31, 2008 and 2007

      Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Growth Fund

We have audited the accompanying statement of net assets in liquidation of Consolidated Capital Growth Fund as of December 31, 2008, the balance sheet as of December 31, 2007, and the related statements of discontinued operations, changes in partners’ (deficiency) capital/net assets in liquidation, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note A to the financial statements, the Managing General Partner of Consolidated Capital Growth Fund decided to liquidate the Partnership effective December 31, 2008. As a result, the Partnership changed its basis of accounting as of December 31, 2008 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of Consolidated Capital Growth Fund as of December 31, 2008, the consolidated financial position at December 31, 2007, the results of its discontinued operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding paragraph.

/s/Ernst & Young, LLP

Greenville, South Carolina

March 19, 2009

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENT OF NET ASSETS IN LIQUIDATION

(in thousands)

December 31, 2008

Assets
Cash and cash equivalents	$ 8,285
Receivables and deposits	197
8,482

Liabilities
Accounts payable	141
Other liabilities	100
Due to affiliates (Note D)	32
Estimated costs to liquidate (Note C)	41
314

Net assets in liquidation	$ 8,168

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

BALANCE SHEET

(in thousands, except unit data)

December 31, 2007

Assets held for sale:
Cash and cash equivalents	$ 286
Receivables and deposits	135
Other assets	215
Investment property:
Land	946
Buildings and related personal property	18,598
19,544
Less accumulated depreciation	(16,225)
3,319
$ 3,955

Liabilities and Partners' Deficit
Liabilities held for sale:
Accounts payable	$ 91
Tenant security deposit liabilities	115
Accrued property taxes	--
Other liabilities	273
Mortgage note payable	15,700
16,179

Partners' Deficit
General partner	(3,433)
Limited partners (49,191 units issued and
outstanding)	(8,791)
(12,224)
$ 3,955

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF DISCONTINUED OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
		(Restated)
Income from continuing operations	$ --	$ --
Income (loss) from discontinued operations:
Revenues:
Rental income	$ 3,978	$ 3,862
Other income	398	341
Total revenues	4,376	4,203

Expenses:
Operating	2,235	2,048
General and administrative	249	203
Depreciation	174	811
Interest	622	1,083
Property taxes	196	275
Loss on early extinguishment of debt (Note F)	82	--
Total expenses	3,558	4,420

Casualty gain (Note G)	10	--

Income (loss) from discontinued operations	$ 828	$ (217)
Gain from sale of discontinued operations (Note F)	20,205	--
Net income (loss) (Note E)	$ 21,033	$ (217)

Net income (loss) allocated to general partner (1%)	$ 210	$ (2)
Net income (loss) allocated to limited partners (99%)	20,823	(215)

	$ 21,033	$ (217)

Per limited partnership unit:
Income (loss) from discontinued operations	$ 16.66	$ (4.37)
Gain from sale of discontinued operations	406.64	--
Net income (loss) per limited partnership unit	$ 423.30	$ (4.37)

Distributions per limited partnership unit	$ 10.49	$ 33.03

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL/NET ASSETS IN LIQUIDATION

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	49,196	$ 1	$ 49,196	$ 49,197

Partners' deficit at
December 31, 2006	49,191	$(3,166)	$ (6,951)	$(10,117)

Distribution to partners	--	(265)	(1,625)	(1,890)

Net loss for the year ended
December 31, 2007	--	(2)	(215)	(217)

Partners' deficit at
December 31, 2007	49,191	(3,433)	(8,791)	(12,224)

Distribution to partners	--	(84)	(516)	(600)

Net income for the year ended
December 31, 2008	--	210	20,823	21,033

Partners' (deficiency) capital
at December 31, 2008	49,191	$(3,307)	$ 11,516	$ 8,209

Adjustment to liquidation basis
(Notes A & C)				(41)

Net assets in liquidation at
December 31, 2008				$ 8,168

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 21,033	$ (217)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	174	811
Amortization of loan costs	49	53
Casualty gain	(10)	--
Bad debt expense	79	53
Gain from sale of discontinued operations	(20,205)	--
Loss on early extinguishment of debt	82	--
Change in accounts:
Receivables and deposits	(131)	167
Other assets	89	37
Accounts payable	19	(3)
Tenant security deposit liabilities	(115)	22
Other liabilities	(173)	80
Due to affiliates	32	(662)
Net cash provided by operating activities	923	341
Cash flows from investing activities:
Net proceeds from sale of discontinued operations	24,129	--
Property improvements and replacements	(745)	(770)
Net cash provided by (used in) investing activities	23,384	(770)
Cash flows from financing activities:
Proceeds from mortgage note payable	--	15,700
Principal payments on mortgage note payable	--	(113)
Repayment of mortgage note payable	(15,700)	(9,382)
Advances from affiliate	--	215
Payments on advances from affiliate	--	(3,978)
Distributions to partners	(600)	(1,890)
Loan costs paid	(8)	(131)
Net cash (used in) provided by financing activities	(16,308)	421
Net increase (decrease) in cash and cash equivalents	7,999	(8)
Cash and cash equivalents at beginning of the year	286	294
Cash and cash equivalents at end of the year	$ 8,285	$ 286
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 658	$ 1,514
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 5	$ 48

Included in property improvements and replacements for the year ended December 31, 2007 is approximately $24,000 of property improvements and replacements which were included in accounts payable at December 31, 2006.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

Note A – Basis of Presentation

As of December 31, 2008, Consolidated Capital Growth Fund (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note F – Disposition of Investment Property “).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 2008 to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner’s (as defined in “Note B”) estimates as of the date of the financial statements.

The General Partner estimates that the liquidation process will be completed by December 31, 2009. Because the success in realization of assets and the settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the year ended December 31, 2007 has been restated as of January 1, 2007 to reflect the operations of The Lakes Apartments as loss from discontinued operations and the balance sheet as of December 31, 2007 has been restated to reflect the assets and liabilities of The Lakes Apartments as held for sale due to its sale on December 29, 2008 (as discussed in “Note F”).

Note B - Organization and Summary of Significant Accounting Policies

Organization: The Partnership was organized on December 20, 1976 as a limited partnership under the California Uniform Limited Partnership Act.  The General Partner responsible for management of the Partnership's business is ConCap Equities, Inc., a Delaware corporation (the “General Partner”). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2022 unless terminated prior to such date. The Partnership commenced operations in 1977 and completed its acquisition of apartment properties in 1980. The Partnership sold its remaining property during the year ended December 31, 2008 as discussed in “Note F – Disposition of Investment Property”.

Reclassifications:  Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $8,273,000 and $239,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Deferred Costs: At December 31, 2007, loan costs of approximately $131,000, less accumulated amortization of approximately $9,000, were included in other assets. The loan costs were being amortized over the term of the related loan agreement. Amortization of loan costs for the year ended December 31, 2007 was approximately $53,000 and was included in interest expense. The balance of the loan costs of approximately $82,000 was expensed due to the sale of The Lakes Apartments and was recognized as loss on extinguishment of debt for the year ended December 31, 2008.

Leases: The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease. The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

Investment Property: Investment property consisted of one apartment complex and was stated at cost.  The Partnership capitalized costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects were capitalized during periods in which redevelopment and construction projects were in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects were capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. As a result of the casualties (as discussed in “Note G”), interest expense totaling approximately $4,000 and $8,000, property taxes of approximately $1,000 and $2,000 and operating costs of approximately $1,000 and $2,000 were capitalized during the years ended December 31, 2008 and 2007, respectively. Capitalized costs were depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs were expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership recorded impairment losses on long-lived assets used in operations when events and circumstances indicated the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets were less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ended December 31, 2008 and 2007.

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

Advertising: The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $62,000 and $75,000 for the years ended December 31, 2008 and 2007, respectively, were charged to operating expense as incurred.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", required disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it was practicable to estimate fair value. Fair value was defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believed that the carrying amount of its financial instruments approximated their fair value due to the short term maturity of these instruments.

Recent Accounting Pronouncement: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time, determined no transition adjustment was required.

Note C – Adjustment to Liquidation Basis of Accounting

At December 31, 2008, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $41,000, which is included in the Consolidated Statements of Changes in Partners' (Deficiency) Capital/Net Assets In Liquidation. The net adjustment is summarized as follows:

Decrease in
Net Assets
(in thousands)
Adjustment of other assets and liabilities, net	$ (41)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $219,000 and $208,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $212,000 and $185,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses and gain on sale of discontinued operations. The portion of these reimbursements included in gain on sale of discontinued operations and investment property for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $49,000 and $46,000, respectively. At December 31, 2008, the Partnership owed approximately $32,000 for reimbursement of accountable administrative expenses, and this amount is included in due to affiliates.  Subsequent to December 31, 2008, the Partnership repaid all outstanding reimbursements with funds from the sale of The Lakes Apartments.

The Partnership Agreement provides for a fee equal to 9% of the total operating distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. No fees were paid for the years ended December 31, 2008 and 2007 as there were no operating distributions.

During 2004, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments. During 2005, AIMCO Properties, L.P. advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $217,000 for property and Partnership operations and capital improvements. During the year ended December 31, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $53,000 to fund operating expenses and approximately $162,000 for costs associated with the September 2007 refinancing of The Lakes Apartments. There were no advances made to the Partnership during the year ended December 31, 2008. During the year ended December 31, 2007, interest on advances, which accrued at the rate of prime plus 2%, was approximately $339,000. At December 31, 2008 and 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P. as the Partnership repaid in full the advances and accrued interest of approximately $4,924,000 with proceeds from the September 2007 refinancing of The Lakes Apartments.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $73,000 and $120,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 33,133.75 limited partnership units (the "Units") in the Partnership representing 67.36% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.36% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

Differences between the net income (loss) as reported and Federal taxable income (loss) result primarily from depreciation over different methods and lives and on differing cost basis. The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) for the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

	2008	2007
Net income (loss) as reported	$ 21,033	$ (217)
Add (deduct):
Fixed asset write-offs and casualty gain	--	23
Gain on sale	(1,765)	--
Depreciation differences	(536)	(142)
Prepaid Rent	(35)	(12)
Other	(138)	(27)
Federal taxable income (loss)	$ 18,559	$ (375)
Federal taxable income (loss) per limited
partnership unit (1)	$ 312.48	$ (7.55)

(1)   For 2008, allocations under the Internal Revenue Code section 704(b) resulted in the limited partners being allocated a non-pro rata amount of taxable income.

The following is reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands) as of December 31, 2008:

2008
Net assets in liquidation as reported	$ 8,168
Syndication and distribution costs	5,626
Other	171
Net assets - Federal tax basis	$13,965

At December 31, 2007, the tax basis of the Partnership’s assets and liabilities was approximately $8,230,000 greater than the assets and liabilities as reported in the financial statements.

Note F – Disposition of Investment Property

On December 29, 2008, the Partnership sold its sold investment property, The Lakes Apartments, to a third party.  The total sales price for The Lakes Apartments was approximately $24,425,000. The net proceeds realized by the Partnership were approximately $24,129,000 after payment of closing costs. The Partnership used approximately $15,700,000 to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $20,205,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $82,000 as a result of the write off of unamortized loan costs.

Note G – Casualty Gain

On August 8, 2008, The Lakes Apartments suffered damages to its apartment complex offices as a result of a water pump break. After writing off the fully depreciated cost of the damaged assets, the Partnership recognized a casualty gain of approximately $10,000 as a result of expected insurance proceeds of approximately $10,000.

Note H – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility.   Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws.  These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

Note I – Subsequent Event

Subsequent to December 31, 2008, the Partnership distributed approximately $6,929,000 to the limited partners, or $140.86 per unit of which approximately $4,456,000 was from proceeds from the September 2007 mortgage refinancing of The Lakes Apartments and the remaining $2,473,000 from the proceeds from the sale of The Lakes Apartments.

ITEM 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

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

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
St.ephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

Neither of the directors nor the officers of the General Partner received any remuneration from the Partnership during the years ended December 31, 2008 and 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Limited Partnership Units (the “Units”) of the Partnership as of December 31, 2008.

Entity	Number of Units	Percentage
AIMCO Properties, L.P.
(an affiliate of AIMCO)	11,133.10	22.63%
Madison RiverProperties LLC
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

(c)   Change in Control

Beneficial Owners of CEI

As of December 31, 2008, an affiliate of the General Partner was the sole shareholder of its common stock:

	Number of	Percent

Name and Address

Units

Of Total

Insignia Properties Trust
55 Beattie Place
Greenville, SC 29602	100,000	100%

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $219,000 and $208,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $212,000 and $185,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses and gain on sale of discontinued operations. The portion of these reimbursements included in gain on sale of discontinued operations and investment property for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $49,000 and $46,000, respectively. At December 31, 2008, the Partnership owed approximately $32,000 for reimbursement of accountable administrative expenses, and this amount is included in due to affiliates.  Subsequent to December 31, 2008, the Partnership repaid all outstanding reimbursements with funds from the sale of The Lakes Apartments.

The Partnership Agreement provides for a fee equal to 9% of the total operating distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. No fees were paid for the years ended December 31, 2008 and 2007 as there were no operating distributions.

During 2004, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $830,000 to assist in paying city taxes related to the sales of two investment properties and to fund replacement reserves at The Lakes Apartments. During 2005, AIMCO Properties, L.P. advanced the Partnership approximately $2,720,000 to cover the closing costs and the deficiency between the prior mortgage payoff and the new mortgage on The Lakes Apartments and approximately $217,000 for property and Partnership operations and capital improvements. During the year ended December 31, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $53,000 to fund operating expenses and approximately $162,000 for costs associated with the September 2007 refinancing of The Lakes Apartments. There were no advances made to the Partnership during the year ended December 31, 2008. During the year ended December 31, 2007, interest on advances, which accrued at the rate of prime plus 2%, was approximately $339,000. At December 31, 2008 and 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P. as the Partnership repaid in full the advances and accrued interest of approximately $4,924,000 with proceeds from the September 2007 refinancing of The Lakes Apartments.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $73,000 and $120,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 33,133.75 limited partnership Units in the Partnership representing 67.36% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.36% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009. The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $44,000 and $38,000 for 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $8,000 and $6,000 for 2008 and 2007, respectively.

Item 15.  Exhibits, Financial Statement Schedules.

(a)            The following financial statements of the Partnership are included in Item 8:

Statement of Net Assets in Liquidation – December 31, 2008.

Balance Sheet – December 31, 2007.

Statements of Discontinued Operations – Years ended December 31, 2008 and 2007.

Statements of Changes in Partners’ (Deficiency) Capital/Net Assets in Liquidation – Years ended December 31, 2008 and 2007.

Statements of Cash Flows – Years ended December 31, 2008 and 2007.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL GROWTH FUND

By: ConCap Equities, Inc.
Its General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 25, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 25, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 25, 2009
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

10.49       First Amendment of Purchase and Sale Contract between Consolidated Capital Growth Fund, a California limited partnership, and The Embassy Group LLC, a New York limited liability company, dated November 26, 2008. (Incorporated by reference to the Partnership's Current Report on Form 8-K dated November 26, 2008)

10.50       Second Amendment of Purchase and Sale Contract between Consolidated Capital Growth Fund, a California limited partnership, and TEG Lakes LLC, a North Carolina limited liability company, dated December 10, 2008. (Incorporated by reference to the Partnership's Current Report on Form 8-K dated December 29, 2008)

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