Form 10-Q
period 2009-03-31
CONSOLIDATED CAPITAL GROWTH FUND
filed 2009-05-15
CIK 201529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENTS OF NET ASSETS IN LIQUIDATION

 (in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 116	$ 8,285
Receivables	22	197
	138	8,482

Liabilities
Accounts payable	--	141
Other liabilities	81	100
Due to affiliates (Note C)	--	32
Estimated costs during the period of
liquidation (Note B)	29	41
	110	314

Net assets in liquidation	$ 28	$ 8,168

Note:  The statement of net assets in liquidation at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Three Months Ended March 31, 2009

Net assets in liquidation at January 1, 2009	$ 8,168

Write off of uncollectible receivables	(31)

Distributions paid to limited partners	(8,100)

Costs paid during liquidation period	(9)

Net assets in liquidation at end of period	$ 28

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENT OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

Three Months Ended March 31, 2008

Income from continuing operations	$ --
Income from discontinued operations:
Revenues:
Rental income	991
Other income	88
Total revenues	1,079

Expenses:
Operating	520
General and administrative	47
Depreciation	174
Interest	184
Property taxes	68
Total expenses	993

Net income
$ 86

Net income allocated to general partner (1%)	$ 1
Net income allocated to limited partners (99%)	85

$ 86

Net income per limited partnership unit
$ 1.73

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

Three Months Ended March 31, 2008

Cash flows from operating activities:
Net income	$ 86
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	174
Amortization of loan costs	14
Change in accounts:
Receivables and deposits	3
Other assets	(43)
Accounts payable	(27)
Tenant security deposit liabilities	2
Accrued property taxes	69
Other liabilities	(39)
Net cash provided by operating activities	239

Cash flows used in investing activities:
Property improvements and replacements	(175)

Cash flows used in financing activities:
Loan costs paid	(8)

Net increase in cash and cash equivalents	56

Cash and cash equivalents at beginning of period	286
Cash and cash equivalents at end of period	$ 342

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 204

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 10

Included in property improvements and replacements for the three months ended March 31, 2008 is approximately $48,000 of property improvements and replacements which were included in accounts payable at December 31, 2007.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL GROWTH FUND

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As of December 31, 2008, Consolidated Capital Growth Fund (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note D – Disposition of Investment Property”). The General Partner responsible for management of the Partnership’s business is ConCap Equities, Inc. (the “General Partner”). The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The accompanying unaudited financial statements of Consolidated Capital Growth Fund have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of discontinued operations for the three months ended March 31, 2008 reflects the operations of The Lakes Apartments as income from discontinued operations as a result of the property’s sale to a third party on December 29, 2008 (as discussed in “Note D”).

Note B – Adjustment to Liquidation Basis of Accounting

At December 31, 2008, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amounts. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $41,000. The net adjustment is summarized as follows:

Decrease in
Net Assets
(in thousands)
Adjustment of other assets and liabilities, net	$ (41)

Note C – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $54,000 for the three months ended March 31, 2008, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $39,000 for the three months ended March 31, 2008, which was included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2008 was construction management services provided by an affiliate of the General Partner of approximately $10,000.

The Partnership Agreement provides for a fee equal to 9% of the total operating distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services. No fees were paid for the three months ended March 31, 2009 and 2008 as there were no operating distributions.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. The Partnership was charged by AIMCO and its affiliates approximately $73,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note D - Disposition of Investment Property

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

Note E - Contingencies

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

Results of Operations

As of December 31, 2008, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property.

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

During the three months ended March 31, 2009, net assets in liquidation decreased by approximately $8,140,000. The decrease in net assets in liquidation is primarily due to distributions to partners, and to a lesser extent, costs incurred during the liquidation period and the write off of uncollectible receivables.

The statement of net assets in liquidation as of March 31, 2009 includes approximately $29,000 of costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2009. Because the success in realization of assets and the settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond December 31, 2009, the projected liquidation date.

The Partnership distributed the following amounts during 2009 and 2008 (in thousands, except per unit data):

	Three Months Ended	Per Limited	Three Months Ended	Per Limited
	March 31,	Partnership	March 31,	Partnership
	2009	Unit	2008	Unit

Sale (1)	$8,100	$141.61	$ --	$ --

(1)   Distribution consists of proceeds from the December 2008 sale of The Lakes Apartments.

The Partnership's cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 33,133.75 limited partnership units (the "Units") in the Partnership representing 67.36% of the outstanding Units at March 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.36% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

CONSOLIDATED CAPITAL GROWTH FUND

By: ConCap Equities, Inc.
General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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